Form 10QSB
period 1996-03-31
FIRST LEHIGH CORP
filed 1996-05-14
CIK 707357

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1996

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the transition period from                      to

Commission file Number: 33-71712

                            FIRST LEHIGH CORPORATION
        (Exact name of small business issuer as specified in its charter)

                                  Pennsylvania
         (State or other jurisdiction of incorporation or organization)

                                   23-2218479
                      (I.R.S. Employer Identification No.)

                                 1620 Pond Road
                          Allentown, Pennsylvania 18104
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (610) 398-6660
                           (Issuer's telephone number)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)


                  Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                             Yes    X     No

                  State the number of shares outstanding of each of the issuer's classes of common equity, as of the issuer's classes of common equity, as of the latest practicable date: 2,000,000 shares of common stock, par value $.01 per share, as of March 31, 1996.

Transitional Small Business Disclosure Format (check one):
                                             Yes          No    X

                            FIRST LEHIGH CORPORATION
                                   FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 1996


                                      INDEX



Part I - Financial Information


                                                                                                                            Page
                                                                                                                            Number
Item 1.  Financial Statements:
          Consolidated Balance Sheet as of March 31, 1996 and December 31, 1995..........................................       3

          Consolidated Statements of Income for the three months ended
            March 31, 1996 and 1995......................................................................................    4 - 5

          Consolidated Statement of Cash Flows for the three months ended
            March 31, 1996 and 1995.....................................................................................         6

          Notes to Consolidated Financial Statements....................................................................     7 - 14

Item 2.  Management's Discussion and Analysis or Plan of Operations.....................................................    15 - 32


Part II - Other Information

Item 1.  Legal Proceedings..............................................................................................         33

Item 6.  Exhibits and Reports on Form 8-K...............................................................................         34

          Signatures....................................................................................................         35




FIRST LEHIGH CORPORATION
CONSOLIDATED BALANCE SHEET



                                                                            March 31,      December 31,
                                                                             1996             1995
                                                                            ---------      ------------
                                                                                (in thousands)
                                                                          (unaudited)
ASSETS
Cash and due from banks .............................................      $   2,277       $   2,578
Federal funds sold ..................................................          1,018           2,465
                                                                           ---------       ---------
                    Cash and cash equivalents .......................          3,295           5,043
Securities held-to-maturity (estimated market
 value of $4,160 and $4,328, respectively) ..........................          4,440           4,441
Securities available-for-sale .......................................         18,853          21,437
Trading securities ..................................................          7,308           6,038
Loans and leases ....................................................         62,724          59,387
   Less:  unearned income ...........................................           (543)           (514)
   Less:  allowance for loan losses .................................         (1,571)         (1,624)
                                                                           ---------       ---------
                    Net loans .......................................         60,610          57,249
Premises and equipment, net .........................................          2,154           2,174
Real estate and other investments ...................................            263             163
Foreclosed assets held for sale .....................................          5,591           4,814
Other assets ........................................................          1,983           2,039
                                                                           ---------       ---------
                    Total Assets ....................................      $ 104,497       $ 103,398
                                                                           =========       =========
LIABILITIES
Deposits:
   Noninterest-bearing ..............................................      $   9,386       $   9,689
   Interest-bearing .................................................         82,999          82,623
                                                                           ---------       ---------
                    Total Deposits ..................................         92,385          92,312
Other liabilities ...................................................            383             472
Other borrowed funds ................................................          1,500               0
Long-term debt ......................................................            354             381
                                                                           ---------       ---------
                    Total Liabilities ...............................         94,622          93,165
                                                                           ---------       ---------
SHAREHOLDERS' INVESTMENT
Senior preferred stock, par value of $.01 per share, 1,500,000 shares authorized, 848,902 shares issued and
 outstanding ........................................................              8               8
Series A preferred stock, par value $.01 per share,
 1,000,000 shares authorized; 682,000 shares issued and
 outstanding (liquidation preference of $2,114) .....................              7               7
Common stock, par value $.01 per share, 10,000,000
 authorized; 2,000,000 shares issued and outstanding ................             20              20
Contributed capital in excess of par value ..........................          8,764           8,764
Retained earnings ...................................................          1,471           1,340
Unrealized appreciation (depreciation) on securities available-
 for-sale ...........................................................           (395)             94
                                                                           ---------       ---------
                    Total Shareholders' Investment ..................          9,875          10,233
                                                                           ---------       ---------
                    Total Liabilities and Shareholders' Investment ..      $ 104,497       $ 103,398
                                                                           =========       =========



The accompanying notes are an integral part of the consolidated financial statements.

FIRST LEHIGH CORPORATION
CONSOLIDATED STATEMENT OF INCOME

                                                  THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------
                                                       1996        1995
                                                       ----        ----
                                               (In thousands, except share data)
                                                           (unaudited)

INTEREST INCOME:
Interest and fees on loans .....................      $1,290      $1,228
Interest and dividends on investment securities:
 Taxable interest income .......................         392         375
 Dividends .....................................          76          61
Interest on federal funds sold .................          26          20
                                                      ------      ------
                  Total Interest Income ........       1,784       1,684
                                                      ------      ------

INTEREST EXPENSE:
Interest on deposits ...........................         880         779
Interest on other borrowed funds ...............          10          37
Interest on long-term debt .....................           8          11
                                                      ------      ------
                  Total Interest Expense .......         898         827
                                                      ------      ------
NET INTEREST INCOME ............................         886         857

PROVISION FOR LOAN LOSSES ......................          52           0
                                                      ------      ------

NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES ...............................         834         857
                                                      ------      ------

OTHER INCOME:
Service charges and other fees .................         128         108
Gain on sale of foreclosed assets, net .........           4          20
Rental income ..................................           0           5
Trading securities gains, net ..................         296         350
                                                      ------      ------
                  Total Other Income ...........         428         483
                                                      ------      ------

OTHER EXPENSES:
Salaries and employee benefits .................         330         367
Net occupancy expense ..........................         131         129
Equipment expense ..............................          51          67
FDIC insurance .................................          39          65
Foreclosed asset expenses ......................         116         208
Other ..........................................         464         391
                                                      ------      ------
                  Total Other Expenses .........       1,131       1,227
                                                      ------      ------

INCOME BEFORE PROVISION FOR INCOME TAXES             131             113

PROVISION FOR INCOME TAXES .............               0               0
                                              ----------      ----------
NET INCOME .............................      $      131      $      113
                                              ==========      ==========

PRIMARY EARNINGS PER SHARE .............      $     0.01      $     0.00
                                              ==========      ==========

FULLY DILUTED EARNINGS PER SHARE .......      $     0.01      $     0.00
                                              ==========      ==========

WEIGHTED AVERAGE COMMON SHARES AND
 COMMON SHARE EQUIVALENTS OUTSTANDING:
   Primary .............................       2,848,902       2,848,902
   Fully Diluted .......................       3,416,320       2,848,902

The accompanying notes are an integral part of the consolidated financial statements.

FIRST LEHIGH CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS



                                                          THREE MONTHS ENDED MARCH 31,
                                                          ----------------------------
                                                              1996           1995
                                                              ----           ----
                                                                 (in thousands)
                                                                   (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ......................................      $   131       $   113
     Adjustments to reconcile net income to net cash
     used in operating activities:
       Provision for loan losses .....................           52             0
       Provision for foreclosed asset losses .........           45           130
       Depreciation ..................................           40            44
       Amortization and accretion ....................           21            28
       Net increase in trading securities ............       (1,270)         (102)
       Gain on sale of foreclosed assets held for sale           (4)          (20)
       (Gain) loss on sale/disposal of equipment .....           (7)            6
       Change in:
         Other assets ................................          (43)         (152)
         Other liabilities ...........................          (89)          (91)
                                                            -------       -------
     NET CASH USED IN OPERATING ACTIVITIES ...........       (1,124)          (44)
                                                            -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Securities available-for-sale:
       Proceeds from maturities ......................        1,826            54
       Proceeds from sales ...........................          773             0
       Purchases of securities .......................         (500)            0
     Net increase in loans and leases ................       (4,376)         (742)
     Decrease in loans held for resale ...............            0          (102)
     Proceeds from sales of premises and equipment ...            7             2
     Capital expenditures for premises and equipment .          (20)          (11)
     Proceeds from sales of foreclosed assets ........          120           476
     Capitalized expenditures for foreclosed assets ..            0           (13)
     Proceeds from sales of other assets .............            0             7
                                                            -------       -------
     NET CASH USED IN INVESTING ACTIVITIES ...........       (2,170)         (329)
                                                            -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in deposits ........................           73         2,377
     Net increase (decrease) in other borrowed funds .        1,500        (3,561)
     Payments on long-term debt ......................          (27)          (28)
                                                            -------       -------
     NET CASH PROVIDED BY (USED IN)
       FINANCING ACTIVITIES ..........................        1,546        (1,212)
                                                            -------       -------

NET DECREASE IN CASH AND CASH EQUIVALENTS ............       (1,748)       (1,585)

CASH AND CASH EQUIVALENTS, BEGINNING .................        5,043         5,660
                                                            -------       -------
CASH AND CASH EQUIVALENTS, ENDING ....................      $ 3,295       $ 4,075
                                                            =======       =======

SUPPLEMENTARY DISCLOSURE:
     Cash paid for interest ..........................      $   904       $   798



The accompanying notes are an integral part of the consolidated financial statements.

                            FIRST LEHIGH CORPORATION
                                   FORM 10-QSB

Part I   -  Financial Information (Cont'd)

Part 1. -  Financial Statements (Cont'd)


Notes to Consolidated Financial Statements

  1.     SIGNIFICANT ACCOUNTING POLICIES:

         FINANCIAL STATEMENT PRESENTATION:

         The consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-QSB. The financial information included herein reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information not misleading. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB for year-end December 31, 1995.

         Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the full fiscal year 1996. In the Company's opinion, all adjustments necessary in order to make the interim financial statements not misleading have been included.

         The results of operations for the interim periods presented are not necessarily indicative of the results expected for the year ending December 31, 1996.


         PRINCIPLES OF CONSOLIDATION

         First Lehigh Corporation and its subsidiary First Lehigh Bank (the "Bank") and the Bank's subsidiaries (Allentown Properties, Inc., Quakertown Properties, Inc., Walnutport Properties, Inc., Walnutport Properties II, Inc., Pond Road Properties, Inc. and Winchester Property Management Co.) (Collectively the "Company") provide commercial banking services. The consolidated financial statements include the accounts of the First Lehigh Corporation and its direct and indirect subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

         INVESTMENT SECURITIES

         Investments in debt and equity securities are classified in three categories, held-to-maturity securities, trading securities, and available-for-sale securities. Classification in these categories requires, respectively, accounting for securities at amortized cost, accounting for securities at fair value with unrealized gains and losses included in earnings, and accounting for securities at fair value with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' investment.


         LOANS

         Interest on loans is accrued and credited to income based upon the principal amount outstanding and using the interest method for amortizing unearned income on certain installment loans.

         The accrual of interest income is generally discounted on loans past due ninety days or more or when there is a reasonable doubt as to the collection of interest. The Company continues the accrual of interest on loans past due 90 days or more when they are well secured and in the process of collection. When interest accruals are discontinued, uncollected interest credited to income is reversed if the collectibility is not certain.


         MORTGAGE LOANS HELD FOR SALE

         Mortgage loans held for sale are carried at the lower of cost or fair value.


         LOAN FEES

         Fees collected upon loan origination and certain direct costs of originating loans are deferred and recognized as adjustments to income over the contractual lives of the related loans as yield adjustments. Upon prepayment or other disposition of the underlying loans before their contractual maturities, any associated unamortized fees or costs are recognized. Prior to 1988, such fees and costs were included in income when collected or paid.

         ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors.

         PREMISES AND EQUIPMENT

         Premises and equipment are stated at cost, less accumulated depreciation and amortization. The provision for depreciation and amortization is computed generally using the straight-line method.


         FORECLOSED ASSETS HELD FOR SALE

         Foreclosed assets held for sale are carried at the lower of fair value minus costs to sell or cost. The provision for foreclosed asset losses and the costs of holding and maintaining the property are included in the statement of income caption "Foreclosed asset expenses."


         INCOME TAXES

         At March 31, 1996 the Company has available approximately $4.93 million of net operating losses based on its filed tax returns through December 31, 1995, which begin to expire 2007 if not utilized. No tax benefit related to the unused net operating loss carryforward has been recognized in these financial statements.


         EARNINGS AND CASH DIVIDENDS PER SHARE

         Primary earnings per common share is based on the weighted average common shares and common share equivalents outstanding during the period. Net income applicable to common stock is reduced by current year dividends in arrears on both the Senior and Series A preferred stock.


         STATEMENT OF CASH FLOWS

         The Company transferred approximately $938,000 from loans to foreclosed assets held for sale during the three months ended March 31, 1996.


         LONG TERM DEBT

         The Company has a term note with an outstanding balance of $354,084 at March 31, 1996. Principal payments of $9,100 plus interest, at the lenders commercial rate plus 0.6%, are due monthly. The note is secured by less than 10% of the shares of the Bank which are owned by the Company.

         REGULATORY MATTERS

         The Company and the Bank remain subject to Regulatory Agreements previously described in the Form 10-KSB, with the exception of the March 1993 Stipulation of Settlement to an Administrative Order with the Pennsylvania Department of Banking. Effective February 28, 1996, the March 1993 Order was superseded with a new Administrative Order, the requirements of which are outlined below.

         On April 29, 1996 the Bank entered into a Memorandum Of Understanding
(MOU) with the FDIC. It is anticipated that the "MOU" will replace the Cease and Desist Orders of June 10, 1992 and October 29, 1987.

         The following is a discussion of the material terms and provisions of the February 28, 1996 Administrative Order between the Pennsylvania Department of Banking and First Lehigh Bank and the April 29, 1996 "MOU" between the Bank and the FDIC.

         The Pennsylvania Order

         Capital Requirements and Dividend Restrictions

         Under the terms of the Pennsylvania Order dated as of February 28, 1996 (the "Administrative Order"), the Bank is required to maintain, at all times, a minimum Tier I capital equal to or greater than 6.5% of the Bank's adjusted Part 325 total assets, plus a fully-funded loan loss reserve. The Bank shall provide the Pennsylvania Department of Banking with a quarterly report detailing the maintenance of a 6.5% Tier I capital ratio and a fully-funded loan loss reserve. As of March 31, 1996, the Bank's Tier I capital ratio was 9.04%. The Bank is required to maintain a formal program to review the adequacy of the Bank's allowance for loan and lease losses. The Bank may not declare or pay any cash dividend without the prior written approval of the Department and the Regional Director of the FDIC.

         Credit Limitations and Restrictions

         The following credit limitations and restrictions were imposed under the Pennsylvania Order: (i) the Bank may not grant, extend, renew, alter or restructure any loan or other extension of credit without first obtaining and analyzing all relevant credit information, as well as taking all necessary steps to properly value and perfect its interests in collateral, where applicable;
(ii) the Bank shall not extend, directly or indirectly, any new or additional credit (which for the purposes of the Administrative Order, shall include the granting of renewals or extensions, or the capitalizing of accrued interest) to, or for the benefit of, any borrower who is obligated in any manner to the Bank on any extension of credit, or portion thereof, which has been charged off the books of the Bank, in whole or in part, or to any affiliate or related interest of, or other person or entity associated with, any such borrower, so long as any portion of such extension of credit, whether or not the portion was charged off, remains uncollected. The provisions of clause (ii) above shall not apply to the advancement of funds by the Bank for the sole purpose of maintaining or protecting the Bank's real estate collateral if the failure to extend such credit would otherwise be substantially detrimental to the best interests of the Bank; (iii) the Bank shall not extend, directly or indirectly, any new or additional credit to, or for the benefit of, any borrower who is obligated in any manner to the Bank on any loan or other extension of credit that has been adversely classified, in whole or in part, by the Department in the report of examination as of June 30, 1995, or as a result of any subsequent examination of the Bank by the Department or the FDIC, or to any affiliate or related interest of, or other person or entity associated with any such borrower ("classified borrower"), so long as such loan or other extension of credit remains classified or uncollected. This clause (iii) shall not prohibit the Bank from renewing all or any part of an extension of credit to a classified borrower who is not subject to the prohibitions of clause (ii), after collection in cash of interest due on the entire extension of credit. The prohibitions of this subparagraph shall not apply to any extension of credit to a classified borrower who is not subject to the prohibitions of clause (ii) above, if the Bank's failure to extend further credit to a classified borrower would be substantially detrimental to the best interests of the Bank, which determination shall be evidenced in writing in the applicable loan files; and (iv) the Bank shall comply fully and at all times with the provisions of section 1415 of the Banking Code of 1965, as amended, 7 P.S. Section 1415.

         Performance Objectives

         The following performance objectives were also stated in the Pennsylvania Administrative Order: (i) the Bank shall reduce the level of nonaccrual loans to total gross loans noted in the Report of Examination as of June 30, 1995, to no more than 7% by August 26, 1996, and further reduce such ratio to no more than 4% by November 24, 1996 and 2% by February 22, 1997; and
(ii) the Bank shall reduce the level of classified assets as of June 30, 1995, to no more than 100% of Tier I capital and reserve for loan and lease losses by August 26, 1996, and further reduce such ratio to 75% by November 24, 1996 and 50% by February 22, 1997.

         Reporting and Other Requirements

         Other affirmative measures required to be taken by the Bank under the Pennsylvania Administrative Order are as follows: (i) the Bank is required to submit quarterly progress reports, no later than 30 days following the last day of each calender quarter; (ii) the Bank must comply with all state and federal laws that relate to the operation of the Bank; (iii) the Bank shall have and retain qualified management, and during the pendency of the Order shall notify the Secretary of Banking in writing of any resignations and/or terminations of any members of its Board of Directors and/or any of its Senior Executive Officers. The Department shall be required to give prior written approval for any new Directors or Senior Executive Officers during the pendency of the Administrative Order; (iv) and the Bank shall, within sixty days of the effective date of the Order, revise, adopt and implement a written investment policy in a form and manner acceptable to the Secretary of Banking, as determined at subsequent examinations or visitations.

         The FDIC Memorandum of Understanding

         Capital Requirements and Dividend Restrictions

         The Memorandum Of Understanding (MOU) requires the Bank maintain its Tier I capital at an amount equal to or greater than 6.0% of the Bank's Part 325 total assets. During the term of the "MOU" the Bank may not declare or pay dividends without the prior written approval of the FDIC, and unless such declarations and payments are made in accordance with applicable laws and regulations and only if after such payments the ratio of Tier I capital to Part 325 assets will be not less than 6.0%.

         Credit Limitations and Restrictions

         Under the terms of the "MOU" the Bank is prohibited from extending credit, either directly or indirectly to, or for the benefit of any borrower who is obligated in any manner to the Bank on any extension of credit, or portion thereof, which has been charged off the books of the Bank. The Bank is also prohibited from extending credit to, or for the benefit of any borrower who is obligated in any manner to the Bank on any extension of credit that has been classified, in whole or in part, as a result of the examination of the Bank as of June 30, 1995. These prohibitions will not apply if the Bank determines that failure to extend further credit would be substantially detrimental to the institution.

         Reporting and Other Requirements

         The "MOU" further provides that the Bank must, by May 9, 1996, charge-off assets classified as "Loss" or "Doubtful" as of June 30, 1995, and the Bank during the term of the "MOU" must, within 30 days of receipt of future Reports of Examination charge-off assets classified "Loss" or "Doubtful." The Bank must submit its Classified Asset Reduction Plan to the FDIC by May 29, 1996.

         Also, by May 29, 1996 the Bank must adopt a method of computing the balance of its allowance for loan and lease losses that gives consideration to the volume and composition of the loan portfolio. The Bank is required to review the adequacy of the loan loss allowance on a quarterly basis.

         Additionally, by June 29, 1996 the Bank must adopt and implement a written earnings plan and submit it to the FDIC. Also, by June 29, 1996 the Bank must revise, adopt and implement written lending and investment policies in a form and manner acceptable to the FDIC as determined at subsequent examinations.

         The Bank is required to submit quarterly progress reports to the Regional Director of the FDIC detailing the form, content, and manner of any actions taken to secure compliance with the "MOU."


         STATUS OF COMPLIANCE WITH CERTAIN PROVISIONS OF THE ORDERS
         AND AGREEMENTS

         The Pennsylvania Order

         The Company believes that it and the Bank are currently in substantial compliance with the Pennsylvania Order. The Order requires that the Bank shall reduce the level of nonaccrual loans to total gross loans noted in the report of examination as of June 30, 1995, to no more than 7% by August 26, 1996. As of March 31, 1996, this ratio was 7.16%. The Bank anticipates it will meet this requirement. Additionally, the Order requires the Bank to reduce the level of classified assets as of

June 30, 1995, to no more than 100% of Tier I capital and reserve for loan and lease losses by August 26, 1996, with further reductions thereafter. As of March 31, 1996, this ratio was 91.47%.

         The Order also contains a provision requiring the Bank to maintain, at all times, a minimum Tier I capital equal to or greater than 6.5% of the Bank's adjusted Part 325 total assets, plus a fully-funded loan loss reserve. As of March 31, 1996 this ratio was 9.04% and the Bank's loan loss reserve was fully funded.

         The Federal Reserve Agreement

         According to information received from the Federal Reserve Bank, the Company believes that it is currently in substantial compliance with the Federal Reserve Agreement.

         The FDIC Order

         June 10, 1992 Order

         The Bank was required to lower the amounts of certain loans classified as doubtful and substandard as of the effective date of the Order so as not to exceed 50% of Tier I capital on or before December 1, 1993 and 25% of Tier I capital on or before June 30, 1994. As of December 31, 1995, this ratio was 60.16%. As of March 31, 1996, this ratio was 52.96%. The ratio of loans and leases that were 30 days or more past due was to be reduced to 5% of total gross loans and leases on or before December 1, 1993. As of December 31, 1995, this ratio was 11.65%. As of March 31, 1996, this ratio was 11.04%. The ratio of nonaccrual loans was to be reduced to 5% of gross loans on or before December 1, 1993 and to 1% of gross loans on or before June 30, 1994. In addition, the Bank was required to take steps to ensure future compliance with all applicable laws and regulations.

         October 29, 1987 Order

         The Bank is required to take steps to ensure future compliance with all applicable laws and regulations. In addition, two-thirds of the members of the Board of Directors of the Bank are required to be qualified as independent outside directors under the FDIC's definition. The FDIC contends that Messrs. Alinikoff and Flack, two of the Bank's directors, do not satisfy the definition. The FDIC has agreed not to pursue any enforcement action and allow the current board composition of five outside and three inside directors. The Order also required the Bank to provide a Bank-wide training program to ensure that all officers and employees were fully trained to comply with applicable laws and regulations.

         The Bank remains subject to the FDIC Orders and is continuing its efforts to correct those areas in which it is currently not in compliance.

         April 29, 1996 Memorandum of Understanding

         The Bank is currently working to complete actions to comply with the MOU. As of March 31, 1996 the Bank's Tier I capital ratio was 9.04%, which is greater than the 6.0% MOU requirement. The Bank has made necessary charge-offs and revised and adopted its credit and investment policies. The earnings improvement plan required by the MOU is being prepared and will be submitted on or before the June 29, 1996 deadline.

                            FIRST LEHIGH CORPORATION
                                   FORM 10-QSB


Part I   -  Financial Information (Cont'd)

Item 2. - Management's Discussion and Analysis or Plan of Operations:

         The consolidated financial review of the Company is intended to compare the performance of the Company for the periods ended March 31, 1996 and 1995. The review of the information presented should be read in conjunction with the consolidated financial statements and the accompanying notes.

         COMPARISON OF THREE MONTHS ENDED MARCH 31, 1996 TO
         THREE MONTHS ENDED MARCH 31, 1995


         NET INCOME

         Net income for the first three months of 1996 increased $18,000, or 15.93%, compared to the same period in 1995. The increase in net income was attributed primarily to higher net interest income of $29,000 and lower other expenses of $96,000, offset in part by higher provision for loan losses of $52,000 and lower gains on trading securities of $54,000.

         The profit performance for financial institutions is measured by the return on average assets ("ROA") and the return on average equity ("ROE"). On an annualized basis, the Company's ROA was 0.51% in 1996 compared to 0.45% in 1995. The ROE was 5.20% for the first quarter of 1996 compared to 5.08% in 1995.


         NET INTEREST INCOME

         Net interest income is the difference between interest income and fees on earning assets and interest expense on deposits and borrowed funds. The principal components of earning assets are loans and investment securities. The primary sources used to fund these assets were deposits, borrowed funds, and capital.

         In the first three months of 1996, as outlined below, net interest income increased $29,000, or 3.38%, over the same period in 1995.

         During the first quarter of 1996, interest and fee income on loans increased $62,000, or 5.05%, over the same period in 1995, as the result of increase in the average loan balance of $2.92 million or 5.58%. The Bank experienced an increased demand in loan requests during the first three months of 1996. Furthermore, since January 1996, the Bank has instituted a new consumer loan program pursuant to which the Bank has signed agreements with several auto dealers to provide loans to their credit-worthy customers. During the first quarter of 1996, the Bank originated $2.42 million consumer loans, as compared to $902,000 consumer loans in the same period in 1995. The average yield on loans, however, declined 5 basis points from 9.40% in 1995 to 9.35% in 1996.

         Interest and dividend income on investment securities increased from $436,000 in 1995 to $468,000 in 1996, or 7.34%, partially as the result of receiving a special dividend of $25,000 on an investment. The average balance of the investment security portfolio increased $524,000, or 1.75% during the first quarter of 1996 than over the same period in 1995.

         Interest expense on deposits increased $101,000, or 12.97%, for the quarter ended March 31, 1996, compared to the same period in 1995. The average rate paid by the Bank for interest-bearing deposits increased 37 basis points from 3.87% in 1995 to 4.24% in 1996. The Bank's average rate on time deposits lags behind the changes occurring in the national prime rate. The Bank's interest cost on time deposits has increased 69 basis points during the first quarter of 1996 as compared to the same period in 1995, despite the fact that since July 6, 1995, the national prime rate has declined 75 basis points. The cost of saving deposits declined, however, by 0.23%. The Bank also experienced a change in the composition of deposits which contributed to higher interest costs. During spring and summer 1995, the Bank believed that the general public perceived that increases in interest rates may have peaked and, therefore, customers were willing to invest in longer-term time deposits by withdrawing from savings deposits. In addition, during February 1995, the Bank ran a special promotion aimed at increasing the twelve and twenty-four month categories of the certificates of deposit. The average balance of savings deposits decreased $1.05 million, while the average balance of time deposits increased $3.54 million.

         Interest expense on borrowed funds decreased from $37,000 for the three months ended March 31, 1995 to $10,000 for the same period in 1996 as average balance declined from $2.3 million in 1995 to $701,000 in 1996. The cost also declined 70 basis points. Since November 1994, the Company has utilized a repurchase agreement established with a brokerage firm for its borrowed funds.

         During the first quarter of 1996, the average yield on interest-earning assets increased 8 basis points and the cost of interest-bearing liabilities increased 27 basis points when compared to the first quarter of 1995. The net decrease in the interest rate spread and the net yield on interest-earning assets was 19 and 5 basis points, respectively.

         Distribution of Interest-Earning Assets and Interest-Bearing
         Liabilities:

         Interest Rates and Interest Differential

         The following tables sets forth, for the periods indicated, information regarding: ( a ) the average balances of asset and liability categories; ( b ) the total dollar amount of interest income from interest from interest-earning assets (including mortgage loan origination fees representing yield adjustments) and the resulting average yields; ( c ) the total dollar amount of interest expense on interest-bearing liabilities and resulting average costs; ( d ) net interest income; ( e ) interest rate spread; ( f ) net yield on interest-earning assets; and ( g ) the ratio of average interest-earning assets to average interest-bearing liabilities. Average balances are based on daily balances.





                                                                    For the Quarter Ended March 31,
                                                                           (in thousands)

                                                           1996                                      1995
                                         ------------------------------------      ------------------------------------
                                         Average                    Average        Average                    Average
                                         Balance       Interest    Yield/Rate      Balance        Interest   Yield/Rate
INTEREST-EARNING ASSETS:
Loans(2)                                  $55,199       $1,290           9.35%      $52,280        $1,228         9.40%
Investment securities                      30,491          468           6.14%       29,967           436         5.81%
Federal funds sold                          1,928           26           5.39%        1,370            20         5.84%
                                          -------       ------           ----       -------        ------         ----
Total interest-earning assets             $87,618       $1,784           8.14%      $83,617        $1,684         8.06%
                                          =======       -------          ----       =======        -------        ----

INTEREST-BEARING
  LIABILITIES:
Saving deposits                           $35,304          245           2.79%      $36,351        $  271         3.02%
Time deposits                              47,689          635           5.36%       44,154           508         4.67%
Other borrowed funds                          701           10           5.64%        2,333            37         6.34%
Long-term debt                                368            8           8.60%          477            11         9.22%
                                          -------       ------           ----       -------        ------         ----
Total interest-bearing liabilities        $84,062      $   898           4.30%      $83,315        $  827         4.03%
                                          =======       -------          ----       =======        -------        ----
NET INTEREST INCOME                                    $   886                                     $  857
                                                        ======                                     ======
INTEREST RATE SPREAD                                                     3.84%                                    4.03%
                                                                         ====                                     ====
NET YIELD ON INTEREST-
 EARNING ASSETS(1)                                                       4.05%                                    4.10%
                                                                         ====                                     ====
RATIO OF AVERAGE INTEREST-
EARNING ASSETS TO
AVERAGE  INTEREST-BEARING
LIABILITIES                                                            104.23%                                  100.36%
                                                                       ======                                   ======


- - -----------------------------------------
  (1)  Net interest income divided by average interest-earning assets.
  (2) For the purpose of these computations, nonaccrual loans are not included in the daily average loan amounts outstanding.



                                                            For the Quarter Ended March 31,
                                                                     (in thousands)

                                                           1995                                      1994
                                         ------------------------------------     ------------------------------------
                                         Average                    Average        Average                   Average
                                         Balance     Interest      Yield/Rate      Balance    Interest      Yield/Rate

INTEREST-EARNING ASSETS:
Loans(2) .........................      $52,280       $ 1,228        9.40%         $51,067    $ 1,266          9.91%
Investment securities ............       29,967           436        5.81%          22,857        325          5.68%
Federal funds sold ...............        1,370            20        5.84%           2,745         21          3.06%
                                        -------       -------        ----           ------    -------          ----
Total interest-earning assets ....      $83,617       $ 1,684        8.06%         $76,669    $ 1,612          8.40%
                                        =======       -------        ----           ======    -------          ----


INTEREST-BEARING
  LIABILITIES:
Saving deposits ..................      $36,351       $   271        3.02%         $38,290    $   263          2.79%
Time deposits ....................       44,154           508        4.67%          42,744        445          4.22%
Other borrowed funds .............        2,333            37        6.43%               0          0          0.00%
Long-term debt ...................          477            11        9.22%             566          9          6.36%
                                        -------       -------        ----           ------    -------          ----
Total interest-bearing liabilities      $83,315       $   827        4.03%         $81,600    $   717          3.56%
                                        =======       -------        ----           ======    -------          ----
NET INTEREST INCOME ..............                    $   857                                 $   895
                                                      =======                                 =======
INTEREST RATE SPREAD .............                                   4.03%                                     4.84%
                                                                     ====                                      ====
NET YIELD ON INTEREST-
 EARNING ASSETS(1) ...............                                   4.10%                                     4.66%
                                                                     ====                                      ====
RATIO OF AVERAGE INTEREST-
 EARNING ASSETS TO
AVERAGE  INTEREST-BEARING
LIABILITIES ......................                                 100.36%                                    93.96%
                                                                   ======                                     =====

- - --------------------------------------------------

(1)  Net interest income divided by average interest-earning assets.
(2) For the purpose of these computations, nonaccrual loans are not included in the daily average loan amounts outstanding.

         Analysis of the Effect of Volume and Rate Changes in Interest Income and Interest Expense:

         The following table sets forth for the period indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates. The change in interest income and interest expense attributable to the combined impact of both volume and rate has been allocated proportionately to the change due to volume and the change due to rate.



                                                           For the Quarter Ended
                                                         March 31, 1996 vs. 1995
                                                       Increase (Decrease) Due to
                                             Volume                Rate               Total
                                             ------                ----               -----
                                                               (in thousands)
INTEREST-EARNING ASSETS:
Loans                                        $   99                ($ 37)               $ 62
Investment securities                           (12)                  44                  32
Federal funds sold                               17                  (11)                  6
                                             ------                 ----                ----
Total interest-earning assets                $  104                  ($4)               $100
                                             ------                 ----                ----
INTEREST-BEARING LIABILITIES:
Savings deposits                             $    0                ($ 26)              ($ 26)
Time deposits                                    30                   97                 127
Other borrowed funds                            (23)                  (4)                (27)
Long-term debt                                   (2)                  (1)                 (3)
                                             ------                 ----                ----
Total interest-bearing liabilities           $    5                 $ 66                $ 71
                                             ------                 ----                ----
CHANGE IN NET INTEREST
  INCOME                                     $   99                ($ 70)               $ 29
                                             ======                =====                ====




                                                               For the Quarter Ended
                                                              March 31, 1995 vs. 1994
                                                             Increase (Decrease) Due to
                                                       Volume            Rate            Total
                                                       ------            ----            -----
                                                                      (in thousands)
INTEREST-EARNING ASSETS:
Loans .......................................          $ 160             ($198)          ($ 38)
Investment securities .......................             77                34             111
Federal funds sold ..........................            (55)               54              (1)
                                                       -----             -----           -----
Total interest-earning assets ...............          $ 182             ($110)          $  72
                                                       -----             -----           -----
INTEREST-BEARING LIABILITIES:
Savings deposits ............................          ($ 24)            $  32           $   8
Time deposits ...............................            (11)               74              63
Other borrowed funds ........................             37                 0              37
Long-term debt ..............................             (8)               10               2
                                                       -----             -----           -----
Total interest-bearing liabilities ..........          ($  6)            $ 116           $ 110
                                                       -----             -----           -----
CHANGE IN NET INTEREST
  INCOME ....................................          $ 188             ($226)          ($ 38)
                                                       =====             =====           =====

         OTHER INCOME

         Total other income, excluding securities gains, was almost flat for the three months ended March 31, 1996, as compared to the same period in 1995. The increase of $20,000 in service charges and other fees was mitigated by a decrease of $16,000 in gains from sale of foreclosed assets and a decrease of $5,000 in rental income due to discontinuing the Company's leasing operations. For the first quarter of 1996, the net gain on trading portfolio declined $54,000, compared to the same period in 1995.


         OTHER EXPENSES

         Total other expenses declined $96,000, or 7.82% for the first quarter ended March 31, 1996, compared to the same period in 1995. Salaries and employee benefits decreased $37,000 in the first quarter of 1996 compared to the first quarter of 1995, primarily as a result of $48,000 bonus and relocation expenses incurred during the first quarter of 1995. FDIC insurance premium decreased $26,000 as the result of lower rates. In addition, expenses on foreclosed assets declined $92,000, or 44.23%, primarily as the result of a $85,000 decrease in the provision for foreclosed asset losses. The above decreases in expenses were mitigated by increased legal costs of approximately $75,000 in connection with the litigation with the FDIC, involving the Company's chairman and CEO and the Bank's former president.


         PROVISION FOR LOAN LOSSES

         The allowance for loan losses was $1.571 million at March 31, 1996, compared to $1.624 million at December 31, 1995. The allowance equaled 2.53% of loans at March 31, 1996, compared to 2.76% at December 31, 1995. The decline in this percentage is attributable to growth in the loan portfolio as well as improvement in the risk and quality of the loan portfolio, and the reduction of nonperforming loans.

         The adequacy of the allowance for loan losses is measured monthly by an adequacy test. The adequacy test is an evaluation of all loans which have been classified (other loans especially mentioned, substandard, doubtful, loss) by internal loan review, regulatory examination, monitoring of delinquency and other pertinent factors. Allocations are determined by an in depth review of each individual credit based on its potential future loss. The value of tangible collateral and/or guarantees is determined as well as the borrower's ability and willingness to repay. This value, as measured against the loan balance, is used in determining the reserve allocation for collateral-dependent loans. Additionally, the Bank considers the suggested guidelines of its regulatory agencies when completing the analysis of the institution's allowance for loan losses. The guidelines suggest the utilization of minimum percentages of 15%, 50%, and 100% for use in determining general reserves for loans classified as substandard, doubtful and loss, respectively. These reserve requirements are a measurement only and do not constitute a specific reserve placed against any specifically identified loan. Total loans outstanding, net of substandard, doubtful, and loss are given an estimated reserve requirement to absorb future losses. These loans are performing loans, well secured, or loans secured by cash, cash equivalents or marketable securities. Although it would appear that little or no reserve allocations would apply to these loans, allowances need to be made for the historical charge-offs and the human error element in the perfection of the Bank's interest and other issues unforeseen to management. Additionally, the Bank conducts a quarterly review of all credits in excess of $100,000 or more, which demonstrates any recent delinquency characteristics or other weaknesses, to assure the adequacy of the allowance and provision for loan losses.

         At monthly meetings, the Credit Administration Committee is presented with the adequacy test of the allowance for loan losses that contains information relative to both specific credits and the total portfolio in general. The information is used to determine the amount to be charged to the provision. In establishing the amount of provision required, management considers a variety of factors, including, but not limited to, general economic factors and potential losses from significant borrowers. The Bank continues to strengthen its underwriting process and internal loan review process by implementing stringent analytical standards in the loan approval and review procedures.

         At March 31, 1996, based on management's evaluation as outlined above, the amount charged to operating expense for the provision for loan losses was $52,000 compared to no provision in 1995.

         The following table sets forth a reconciliation of the allowance for loan losses and illustrates the charge-offs and recoveries by major loan category for quarter ended March 31, 1996 (in thousands):

Beginning Balance, January 1, 1996 ...................................   $1,624
                                                                         ------
Charge-offs:
   Commercial, financial and agricultural ............................      --
   Real estate - construction ........................................      --
   Real estate - mortgage.............................................      133
   Installment loans to individuals ..................................        7
   Lease financing ...................................................      --
                                                                         ------
Total charge-offs ....................................................      140
                                                                         ------

Recoveries:
   Commercial, financial and agricultural ............................        7
   Real estate - construction ........................................      --
   Real estate - mortgage ............................................       21
   Installment loans to individuals ..................................        7
   Lease financing ...................................................      --
                                                                         ------
Total recoveries .....................................................       35
                                                                         ------
Net charge-offs ......................................................      105
                                                                         ------
Provision for loan losses ............................................       52
                                                                         ------
Ending Balance, March 31, 1996 .......................................   $1,571
                                                                         ======

Ratio of net charge-offs to
   average loans outstanding..........................................     0.17%

         FINANCIAL CONDITION

         At March 31, 1996, the Company's total assets were $104.5 million, representing an increase of $1.1 million from December 31, 1995, principally as the result of higher demand in loan originations.


         Loans

         Net loans increased $3.36 million from $57.25 million at December 31, 1995 to $60.6 million at March 31, 1996. During the first quarter of 1996, the Company experienced a brisk demand for loan originations. In addition, as mentioned earlier, the Bank has agreements with several auto dealers to provide loans to their credit-worthy customers. During the first three months of 1996, the Bank originated approximately $2.4 million consumer loans, resulting in a net increase of $1.4 million consumer loans since December 31, 1995. The change in the composition of loans at March 31, 1996 compared to December 31, 1995 is as follows: Residential real estate loans increased by $512,000, or 2.06%; Real estate construction loans decreased $260,000, or 5.91%; Real estate commercial loans increased $588,000, or 2.76%; Consumer loans increased $1.401 million, or 32.27%; and Commercial loans increased $1.067 million, or 26.87%.

         The following table sets forth the maturity and repricing schedule of the loan portfolio at March 31, 1996 (in thousands):




                                                           After one        After
                                           Within          but within       five
                                           One year        five years       years            Total
                                           --------        ----------       -----           --------
   Maturity Schedule:
         Commercial.......................  $ 2,626        $ 1,567         $   778          $ 4,971
         Real estate-construction.........    2,797            570             320            3,687
         Real estate-mortgage.............   13,580         18,905          10,794           43,279
         Consumer, net....................      770          4,683             289            5,742
         Nonaccrual loans.................       --             --             --             4,502
                                           --------        -------         -------          -------
   Total................................    $19,773        $25,725         $12,181          $62,181
                                           ========        =======         =======          =======

   Repricing Schedule (1):

         Fixed rate loans...............    $15,034         $21,236        $ 2,964          $39,234
         Floating rate loans............     17,848             597            --            18,445
         Nonaccrual loans...............        --              --             --             4,502
                                            -------         -------        -------          -------
   Total................................    $32,882         $21,833        $ 2,964          $62,181
                                            =======         =======        =======          =======

(1) Data for repricing schedule by loan categories is not available.

         Investment Securities

         The primary objectives of the Company's investment strategy are to maintain an appropriate level of liquidity and to generate income.

         The largest sector of the investment portfolio remains securities of U.S. Government agencies and corporations which totals $19.44 million, or 65.62%, of total investment securities. Included in the above are $4.96 million mortgage-backed products, mostly consisting of collateralized mortgage obligations ("CMO") and real estate mortgage investment conduits ("REMIC"). Twice a year, stress tests are conducted on these CMOs and REMICs, all of which were passed during the last two tests.

         At the present time, the Company does not engage in the use of derivatives investment products as a means to hedge the risks in its investment, loan or deposit portfolios.

         Deposits and Repurchase Agreement

         Total deposits increased $73,000, or 0.08%, from $92.31 million at December 31, 1995 to $92.39 million at March 31, 1996. Noninterest-bearing demand deposits decreased $303,000, or 3.13%, while interest-bearing deposits increased $376,000, or 0.46%, during the first quarter of 1996, mostly in savings, club and interest-bearing demand accounts. As a percentage of total deposits, savings, club accounts and interest-bearing demand deposits represented 38.34% at March 31, 1996, compared to 37.89% at December 31, 1995. There were no brokered deposits within the Company's deposit base at March 31, 1996.

         The balance for a repurchase agreement increased to $1.5 million at March 31, 1996. There were no such borrowings at December 31, 1995. As mentioned earlier, the brisk demand in loans necessitated the borrowing of funds against the repurchase agreement for the short term.

         The following table sets forth maturities of time deposits of $100,000 or more at March 31, 1996 and December 31, 1995.


                                                 March 31,       December 31,
                                                   1996              1995
                                                 ---------       ------------
                                                       (in thousands)

 Three months or less.........................     $2,867            $2,852
 Over three months through
        twelve months.........................      3,181             2,811
 Over one year through
        five years............................        874             1,075
 Over five years..............................          0                 0
                                                   ------            ------
        TOTAL...................................   $6,922            $6,738
                                                   ======            ======

         NONPERFORMING ASSETS

         Nonperforming assets include nonperforming loans and foreclosed assets held for sale. Nonperforming loans consist of impaired and other loans where the principal, interest, or both, is 90 or more days past due and loans that have been placed on nonaccrual. When loans are placed on nonaccrual status, income from the current period is reversed from current earnings and interest from prior periods is charged to the allowance for loan losses. Similarly, consumer loans are considered nonaccrual if the collateral is insufficient to recover the principal or are charged-off if deemed to be uncollectible. Foreclosed assets consist of assets acquired through foreclosure or real estate acquired by acceptance of a deed in lieu of foreclosure.

         The following table represents nonperforming assets of the Company at March 31, 1996 and December 31, 1995.

                                                 March 31,  December 31,
                                                   1996         1995
                                                 -------      -------
                                                   (in thousands)
Impaired loans ...............................   $ 4,502      $ 5,248
Other loans past due 90 days or more .........       430          257
                                                 -------      -------
    Total nonperforming loans ................     4,932        5,505

Foreclosed assets held for sale ..............     5,591        4,814
                                                 -------      -------
    Total nonperforming assets ...............   $10,523      $10,319
                                                 =======      =======

Nonperforming loans as a percentage
    of loans (net of unearned interest) ......      7.93%        9.35%

Nonperforming assets as a percentage of assets     10.07%        9.98%


         Loans past due 90 days or more increased $173,000 from the amount at December 31, 1995, primarily as the result of three loans which were matured but not renewed as of March 31, 1996. These loans are current in monthly interest and principal payments and are in the process of renewing. All delinquent loans are reviewed by management on a weekly basis with regard to legal proceedings and collection efforts. Of the delinquent loans, 33.02% are secured by real estate, 53.02% are loans to consumers and 13.95% are to commercial borrowers.

         Impaired loans declined $746,000, or 14.21%, at March 31, 1996 compared to December 31, 1995. Loans with carrying values of $938,000 were transferred to foreclosed assets held for sale during the first quarter of 1996. Over 90% of the nonaccrual loans are beyond the point of restructure. These are loans that have been in litigation and/or foreclosure and can only be resolved through liquidation. Management believes that the transfer from nonaccrual to foreclosed assets is an improving trend that will continue for the next two to three quarters as most of the litigation and/or foreclosure actions are completed. The improving trend and movement of nonaccrual loans to foreclosed assets enables the Bank to sell the properties. It is anticipated that the aforementioned trend will continue with a resulting decrease in nonaccrual and those loans over 90 days delinquent.

Although this will increase the Bank's foreclosed assets portfolio, it will enable the Bank to expedite the final sale of these assets. Real estate loans represent $4.44 million of nonaccrual loans, and loans to commercial borrowers represent the remaining $67,000 balance. The Bank analyzes its reserve requirements monthly and makes provisions to address new developments as they arise in an effort to recognize problems and provide for potential future losses to earnings or capital.

         The majority of the nonperforming assets are secured by real estate. The composition of the nonperforming assets are as follows:

         The following table sets forth the total of commercial and investment properties, all of which are currently in litigation and/or foreclosure.

         Commercial/Investment Properties:
         Impaired and over 90 days............................  $   1,781,044
         Foreclosed assets held for sale......................        767,256
                                                                -------------
         Total................................................  $   2,548,300
                                                                =============

         The following table sets forth the total of residential properties to be foreclosed upon and liquidated, including properties currently owned that are listed for sale. All litigation and foreclosure proceedings in the nonaccrual and over 90-day category are being actively pursued.

         Residential:
         Impaired and over 90 days............................. $   1,144,331
         Foreclosed assets held for sale.......................     1,021,244
                                                                -------------
         Total................................................. $   2,165,575
                                                                =============

         The following table sets forth the total of land developments and building lots to be foreclosed upon and liquidated, including land developments and building lots currently owned and listed for sale. All litigation and foreclosure proceedings in the nonaccrual and over 90-day category are being actively pursued.

         Land Development/Building Lots:
         Impaired and over 90 days.............................  $    546,513
         Foreclosed assets held for sale.......................     1,968,990
                                                                 ------------
         Total.................................................  $  2,515,503
                                                                 ============

         The following table sets forth the total of loans in litigation that are not secured by real estate.

         Secured by Other Than Real Estate:
         Impaired and over 90 days..............................   $  250,565
                                                                   ==========

         The following table sets forth the total of assets that are listed as nonperforming, but which are under agreements that provide a yield at or in excess of current market rates.

         Performing/Nonperforming Assets:
         Impaired and over 90 days..............................     $      0
         Foreclosed assets held for sale........................      870,613
                                                                     --------
         Total..................................................     $870,613
                                                                     ========

         The following table sets forth the total of assets that are under agreement or are being paid off with the settlement dates to take place in the second quarter of 1996.

         Assets Under Agreement or Payoffs:
         Impaired and over 90 days...............................    $      0
         Foreclosed assets held for sale.........................     962,991
                                                                     --------
         Total...................................................    $962,991
                                                                     ========

         The other category represents one credit that is in litigation:

         Other:
         Impaired and over 90 days...............................  $1,209,594
         Foreclosed assets held for sale.........................           0
                                                                   ----------
         Total...................................................  $1,209,594
                                                                   ==========

         The initial phases of the litigation process has resulted in two decisions in the Company's favor. The Company anticipates it will prevail in the appellate process. If the ultimate decision in this matter is favorable, the Company expects to receive approximately $5.1 million of funds currently held in escrow. If these funds are received, the accounting records would be adjusted in the following approximate amounts (in millions).

         Recovery of recorded investment in impaired loan.......         $1.2
         Recovery of previous loan charge-offs...................         1.1
         Gain (including recovery of approximately $630,000
                 in professional fees incurred through December
                 31, 1995 and prior years' interest).............         2.8
                                                                         ----
         Total...................................................        $5.1
                                                                         ====

         At March 31, 1996, there were no loans, other than those classified as nonperforming loans, where known information about borrowers' possible credit problems causes management to have serious doubts as to their ability to comply with the current loan repayment terms.

         In January 1996, the Company's Board of Directors developed a disposition plan to reduce approximately $5 to $8 million of nonperforming and classified assets. This disposition plan was initiated to comply with an Administrative Order of the Pennsylvania Department of Banking, a written agreement of the Federal Reserve Bank and orders issued by the FDIC. As part of this disposition plan, the Company will aggressively market its nonperforming and classified assets. Through March 31, 1996, the Company eliminated approximately $1.77 million of nonperforming and classified assets, including $112,000 in charge-offs, $415,000 in cash payments and $1,239,000 as a result of declassification or cures. The Company continues to market its foreclosed assets held for sale through external listing of agents.

         LIQUIDITY AND FUNDS MANAGEMENT

         Liquidity management is to ensure that adequate funds will be available to meet anticipated and unanticipated deposit withdrawals, debt servicing payments, investment commitments, commercial and consumer loan demand and ongoing operating expenses. Funding sources include principal repayments on loans and investments, sales of assets, growth in core deposits, short and long-term borrowings and repurchase agreements. Regular loan payments are a dependable source of funds, while the sale of loans and investment securities, deposit flows, and loan prepayments are significantly influenced by general economic conditions and level of interest rates.

         At March 31, 1996, the Company maintained $3.295 million in cash and cash equivalents in the form of cash and due from banks (after reserve requirements). In addition, the Company had $18.853 million in securities available-for-sale representing 18.04% of total assets at March 31, 1996.

         The Company considers its primary source of liquidity to be its core deposit base. The Company will continue to promote the acquisition of deposits through its branch offices. At March 31, 1996, approximately 81.79% of the Company's assets were funded by core deposits acquired within its market area. An additional 9.45% of the assets were funded by the Company's equity. These two components provide a substantial and stable source of funds.

         The Company's Board of Directors has not declared or paid any dividends on the outstanding shares of either its Senior or Series A Preferred Stock due to restrictions placed on it by federal and state banking regulators and other restrictions that do not permit the Bank to pay dividends to the holding company. The amount of dividends in arrears on the Senior and Series A Preferred Stock at March 31, 1996, were $335,826 and $1,054,458, respectively.

         For the quarter ended March 31, 1996 cash and cash equivalents decreased $1,748,000. Changes in cash are measured by changes in three major classifications of cash flows known as operating, investing and financing activities.

         During the first three months of 1996, net cash and cash equivalents of $1.124 million were used in operating activities, compared to $44,000 used in the same period in 1995. The net increase of $1.168 million used for trading securities was the primary reason for additional cash used in operating activities during the first quarter of 1996.

         Net cash used in investing activities amounted to $2.170 million during the first quarter of 1996 as compared to $329,000 in the same period in 1995, an increase of $1.841 million. The net increase in cash expenditures of $3.634 million for loans was partially offset by the net increase in cash provided of $2.045 million from securities. Also, the net cash provided from sale of foreclosed assets declined $356,000 during the first three months of 1996 as compared to the same period in 1995.

         Net cash of $1.546 million was provided by financing activities during the first quarter of 1996 as compared to $1.212 million used in the same period in 1995, representing a net change in financing activities of $2.758 million. The net decline of $2.304 million in cash provided from deposits was mitigated by the net increase of $5.061 million in repurchase agreement balance for the first quarter of 1996 as compared to the same period in 1995.


         INTEREST RATE SENSITIVITY

         Interest rate sensitivity management involves the matching of maturity and repricing dates of interest-earning assets and interest-bearing liabilities to help insure the Company's earnings against extreme fluctuations in interest rates.

         The effect of interest rate changes on the Company's assets and liabilities may be analyzed by monitoring the Company's interest rate sensitivity gap ("GAP"). An asset or liability is said to be interest-rate sensitive within a specific time period if it will mature or reprice within a given time period. The interest rate sensitivity GAP is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A positive GAP (asset sensitive) indicates that more assets reprice during a given period compared to liabilities, while a negative GAP (liability sensitive) has the opposite effect.

         The Company's principal financial objective is to achieve long-term profitability while managing its exposure to fluctuations in interest rates. This is accomplished through the measurement of the relationship between interest rate sensitive assets and interest rate sensitive liabilities. The goal of maintaining a reasonable balance between interest rate sensitive assets and interest rate sensitive liabilities is accomplished through the Company's asset/liability management program.

         At March 31, 1996 the Company maintained a one-year cumulative GAP of negative $5.252 million, or 5.88% of total interest-earning assets which have been adjusted for the depreciation on securities available-for-sale. The effect of this GAP position provided a negative mismatch of assets and liabilities which exposes the Company to interest rate risk during a period of rising interest rates. A significant item contributing to the short-term negative gap is $16.054 million of interest-bearing demand and savings deposits which do not have contracted maturities and are not as rate sensitive as time deposits. However, the ability to reprice still exists, and, therefore, they have been included in the shortest repricing time frame.

         The following table sets forth the Company's interest sensitivity GAP position at March 31, 1996:



                                                                                   March 31,
                                                                                     1996
                                                                                   --------
                                                                6
                                                              Months
                                             6 Months          to 1            1 to 2          2 to 5        Over 5
                                              or less          Year            Years           Years          Years          Total
                                             ---------       --------          ------          ------        ------          -----
                                                                                    (in thousands)
Interest-Earning assets:
  Investment securities (1) ...........       $  9,398        $  2,433        $  1,380        $  6,134       $ 12,274       $ 31,619
  Loans (2) ...........................         22,334          10,548           5,841          15,992          2,964         57,679
                                              --------        --------        --------        --------       --------       --------
  TOTAL ...............................       $ 31,732        $ 12,981        $  7,221        $ 22,126       $ 15,238       $ 89,298
                                              --------        --------        --------        --------       --------       --------
Interest-bearing
 liabilities:
 Demand-interest bearing ..............       $ 14,204        $   --          $   --          $   --         $   --         $ 14,204
 Savings and Clubs (3) ................            729           1,121           1,457           4,372         13,533         21,212
 Time .................................         18,152          13,905           7,014           8,512              0         47,583
 Other borrowed funds .................          1,500            --              --              --             --            1,500
 Long-term debt .......................            354            --              --              --             --              354
                                              --------        --------        --------        --------       --------       --------
  TOTAL ...............................       $ 34,939        $ 15,026        $  8,471        $ 12,884       $ 13,533       $ 84,853
                                              --------        --------        --------        --------       --------       --------
GAP ...................................       ($ 3,207)       ($ 2,045)       ($ 1,250)       $  9,242       $  1,705       $  4,445
                                              --------        --------        --------        --------       --------       --------
Cumulative GAP ........................       ($ 3,207)       ($ 5,252)       ($ 6,502)       $  2,740       $  4,445       $  4,445
                                              ========        ========        ========        ========       ========       ========


- - ---------------------------------------
(1) Includes average pay downs based on the stress test for collateralized mortgage obligation securities. Also, includes equity securities balance in six months or less category as they were categorized as trading securities effective January 1, 1994. Also includes $1,018,000 of federal funds sold.
(2) Includes estimated schedule maturities of the fixed rate loans ignoring any potential rollover at maturity. Excludes nonaccrual loans of $4,502,000.
(3) Assumes that 7% of the savings deposits are repriceable each year based on the previous five years' historical activity.

         CAPITAL

         The adequacy of the Company's capital is reviewed on an ongoing basis with reference to size, composition and quality of the Company's resources. An adequate capital base is important for continued growth and expansion in addition to providing an added protection against unexpected losses.

         As required by the federal banking regulatory authorities, new guidelines have been adopted to measure capital adequacy. Under the guidelines, certain minimum ratios are required for core capital and total capital as a percentage of risk-weighted assets and other off balance sheet instruments. For the Company, Tier I capital consists of shareholders' equity less intangible assets, and Tier II capital includes the allowable portion of the allowance for possible loan losses, currently limited to 1.25% of risk-weighted assets.

         The following table sets forth the capital ratios of the Bank as of March 31, 1996 and 1995.

                                            Regulatory         March 31,
                                           Requirements     1996        1995
                                           ------------     ----        ----

Leverage ratio:
 Tier I (core capital) ratio..........         4.0%*        9.04%        8.59%
Risk-based capital ratios:
 Tier I capital/risk-weighted.........         4.0%        12.28%       11.78%
 Tier I and Tier II capital/
          Risk-weighted assets........         8.0%        13.54%       13.04%

- - -----------------------------------------

* The Pennsylvania Department of banking requires the Bank to maintain a minimum Tier I leverage capital ratio of at least 6.5% under the terms of the Administrative Order.


         CURRENT EVENTS AND FUTURE PROSPECTS

         During the first quarter of 1996, the Bank has experienced good loan demand, partially attributable to momentum created from promotions and sales efforts that commenced in the late third quarter and fourth quarter of 1995. Activity in the consumer/installment loan category has been strong and the Bank has also experienced growth in its commercial loan portfolio. Net loans outstanding increased approximately $3.36 million from December 31, 1995 to March 31, 1996.

         The Bank's deposit balances have remained approximately the same as year-end 1995; however, new account volume and activity has increased.

         The Bank continues to pursue its plans to reduce classified assets as part of its overall goals for 1996. The plan calls for a reduction of approximately $5 to $8 million of nonperforming assets by December 31, 1996. As of March 31, 1996 the Bank eliminated approximately $1.77 million of nonperforming and classified assets. In conjunction with this effort the Bank continues to pursue the resolution of a significant real estate transaction which, when completed, will result in a substantial recovery. This matter has been in protracted litigation, but the Bank was notified in January 1996 that it had prevailed in an appellate action in the U.S. Bankruptcy Court. Management believes that this recent decision will lead to the ultimate resolution of this case in 1996.

         Management of the Company and the Bank believes that the impact of these developments will have a positive effect on operating performance in 1996.

                            FIRST LEHIGH CORPORATION
                                   FORM 10-QSB


Part II  -  Other Information

Item 1. -  Legal Proceedings

         On June 23, 1995, the Federal Deposit Insurance Corporation (the "FDIC") issued a Notice of Intention to Prohibit from Further Participation and a Notice of Assessment of Civil Money Penalties, Findings of Fact and Conclusions of Law, Order to Pay and Notice of Hearing (collectively, the "Notices") against James L. Leuthe, Chairman of the Board and Chief Executive Officer of the Company, and against Harold R. Marvin, Jr., formerly the President of the Company and of the Company's banking subsidiary, First Lehigh Bank (the "Bank"). Mr. Marvin resigned as President and as director of both the Company and the Bank in 1993.

         The Notices initiate administrative proceedings in which the FDIC, as a result of transactions occurring prior to February 1992, is seeking to prohibit Messrs. Leuthe and Marvin from further participation in the conduct of the affairs of any bank insured by the FDIC or any other federally insured depository institution, without the prior approval of the FDIC and the appropriate federal financial institution regulatory agency. The allegations of the FDIC are substantially the same as those which formed the basis of the Stipulation of Settlement with and Administrative Order of the Pennsylvania Department of Banking. The Company and the Bank entered into the Stipulation of Settlement and consented to the Administrative Order in March 1993. The Notices also seek to impose civil monetary penalties of $500,000 against Mr. Leuthe and $300,000 against Mr. Marvin. Neither the Company nor the Bank is a party to these proceedings. Both Mr. Leuthe and Mr. Marvin deny wrongdoing and intend to defend this action.

         Under both the Company's and the Bank's Bylaws, the Company and the Bank are required to indemnify Messrs. Leuthe and Marvin in connection with the administrative proceedings brought against them by reason of the fact that they are or were officers and directors of the Bank. However, Mr. Leuthe and/or Mr. Marvin are required to reimburse the Company and/or the Bank for all expenses incurred or advanced by the Company or the Bank in connection with such events if a court ultimately determines that the alleged actions or omissions of Mr. Leuthe and/or Mr. Marvin constitute willful misconduct or recklessness. While it is difficult to determine the amount of indemnification in this case, it does not appear at this time that it will be an amount that is material to the Company's financial condition.

         Effective February 26, 1996, the March 1993 Administrative Order between the Pennsylvania Department of Banking and First Lehigh Bank was superseded with a new Administrative Order. On April 29, 1996 the Bank entered into a Memorandum Of Understanding with the FDIC which it anticipates will replace the FDIC Cease and Desist Orders of October 1987 and June 1992. The content of these agreements has been described earlier in Note 1 to the notes to Consolidated Financial Statements included in Part I of this Form 10-QSB.

Item 6.  - Exhibits and Reports on Form 8-K.

                  (a) Exhibits.

         The following exhibits are filed with this Form 10-QSB:

 Exhibit No.                            Description

 3.1 Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company's Form SB-2 Registration Statement No. 33-71712).

 3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Form SB-2 Registration Statement No. 33-71712).

11.1                 Statement re: Computation of Per Share Earnings.

27                   Financial Data Schedule.

                  (b) Reports on Form 8-K.

         None

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            FIRST LEHIGH CORPORATION

Date:    May 14, 1996                        By: /s/James L. Leuthe
                                                -------------------
                                                James L. Leuthe, Chairman
                                                of the Board and Chief
                                                Executive Officer



Date:    May 14, 1996                        By: /s/Kashmira K. Lodaya
                                                ----------------------
                                                Kashmira K. Lodaya, Treasurer
                                                (principal financial and
                                                accounting officer)

                            FIRST LEHIGH CORPORATION
                                   FORM 10-QSB


                                  EXHIBIT INDEX



Exhibit No.                          Description of Exhibit                                  Page No.
- - -----------                          ----------------------                                  --------

      3.1 Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company's Form SB-2
                                     Registration Statement No. 33-71712).

      3.2                            Bylaws of the Company (incorporated by
                                     reference to Exhibit 3.2 to the Company's
                                     Form SB-2 Registration Statement
                                     No. 33-714712).

     11.1                            Statement re: Computation of Per Share                   37 - 38
                                     Earnings.

     27                              Financial Data Schedule.                                 39 - 40

