Form 10QSB
period 1996-06-30
FIRST LEHIGH CORP
filed 1996-08-13
CIK 707357

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________________   to  ____________________

Commission file Number: 33-71712


                            FIRST LEHIGH CORPORATION
                            ------------------------
        (Exact name of small business issuer as specified in its charter)

                                  Pennsylvania
                                  ------------
         (State or other jurisdiction of incorporation or organization)

                                   23-2218479
                                   ----------
                      (I.R.S. Employer Identification No.)

                                 1620 Pond Road
                                 --------------
                          Allentown, Pennsylvania 18104
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (610) 398-6660
                                 --------------
                           (Issuer's telephone number)

                                 Not Applicable
                                 --------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes _X_      No  ___

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the issuer's classes of common equity, as of the latest practicable date: 2,000,000 shares of common stock, par value $.01 per share, as of June 30, 1996.

Transitional Small Business Disclosure Format (check one):

                             Yes ___      No  _X_

                            FIRST LEHIGH CORPORATION
                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 1996


                                      INDEX


Part I - Financial Information                                                      Page Number
- -------------------------------                                                     -----------

Item 1.  Financial Statements:
          Consolidated Balance Sheet as of June 30, 1996 and December 31, 1995 ........  3

          Consolidated Statements of Income for the six months ended
            June 30, 1996 and 1995 .................................................... 4 - 5

          Consolidated Statements of Income for the three months ended
            June 30, 1996 and 1995..................................................... 6 - 7

          Consolidated Statement of Cash Flows for the six months ended
            June 30, 1996 and 1995.....................................................   8

          Consolidated Statement of Cash Flows for the three months ended
            June 30, 1996 and 1995.....................................................   9

          Notes to Consolidated Financial Statements................................... 10 - 16

Item 2.  Management's Discussion and Analysis or Plan of Operations ................... 17 - 35

Part II - Other Information
- ----------------------------

Item 1.  Legal Proceedings ............................................................    36

Item 6.  Exhibits and Reports on Form 8-K .............................................    37

          Signatures ..................................................................    38


FIRST LEHIGH CORPORATION
CONSOLIDATED BALANCE SHEET

                                                                     June 30,    December 31,
                                                                       1996         1995
                                                                     ---------    ---------
                                                               (in thousands except share data)
                                                                   (Unaudited)
ASSETS
Cash and due from banks...........................................   $   3,033    $   2,578
Federal funds sold ...............................................       1,569        2,465
                                                                     ---------    ---------
         Cash and cash equivalents................................       4,602        5,043
Securities held-to-maturity
 (estimated market value of $4,100 and
 $4,328, respectively) ...........................................       4,438        4,441
Securities available-for-sale.....................................      21,775       21,437
Trading securities................................................       7,200        6,038
Loans and leases..................................................      65,457       59,387
   Less: unearned income .........................................        (450)        (514)
         allowance for loan losses ...............................      (1,937)      (1,624)
                                                                     ---------    ---------
            Net loans.............................................      63,070       57,249
Premises and equipment, net ......................................       2,129        2,174
Real estate and other investments ................................         147          163
Foreclosed assets held for sale...................................       5,272        4,814
Other assets .....................................................       1,959        2,039
                                                                     ---------    ---------
            Total Assets..........................................    $110,592    $ 103,398
                                                                     =========    =========

LIABILITIES
Deposits:
   Noninterest-bearing............................................   $  10,584    $   9,689
   Interest-bearing ..............................................      85,446       82,623
                                                                     ---------    ---------
           Total Deposits.........................................      96,030       92,312
Other liabilities.................................................         610          472
Other borrowed funds..............................................       1,850            0
Long-term debt ...................................................         327          381
                                                                     ---------    ---------
           Total Liabilities .....................................      98,817       93,165
                                                                     ---------    ---------

SHAREHOLDERS' INVESTMENT
Senior preferred stock, par value of $.01 per share,
 1,500,000 shares authorized, 848,902 shares
 issued and outstanding...........................................           8            8
Series A preferred stock, par value $.01 per share,
 1,000,000 shares authorized; 682,000 shares issued and
 outstanding (liquidation preference of $2,114) ..................           7            7
Common stock, par value $.01 per share, 10,000,000
 authorized; 2,000,000 shares issued and outstanding .............          20           20
Contributed capital in excess of par value .......................       8,764        8,764
Retained earnings.................................................       3,616        1,340
Unrealized appreciation (depreciation) on securities
 available-for-sale ..............................................        (640)          94
                                                                     ---------    ---------
          Total Shareholders' Investment .........................      11,775       10,233
                                                                     ---------    ---------
          Total Liabilities and Shareholders' Investment .........   $ 110,592    $ 103,398
                                                                     =========    =========

The accompanying notes are an integral part of the consolidated financial statements.

FIRST LEHIGH CORPORATION
CONSOLIDATED STATEMENT OF INCOME

                                                       SIX MONTHS ENDED JUNE 30,
                                                       -------------------------
                                                              1996        1995
                                                              ----        ----
                                                             (In thousands,
                                                           except share data)
                                                              (Unaudited)
INTEREST INCOME:
Interest and fees on loans ...............................    $2,748      $2,490
Interest and dividends on investment securities:
 Taxable interest income .................................       770         757
 Dividends ...............................................       141         104
Interest on federal funds sold ...........................        58          57
                                                           ---------   ---------
                  Total Interest Income ..................     3,717       3,408
                                                           ---------   ---------

INTEREST EXPENSE:
Interest on deposits .....................................     1,763       1,660
Interest on other borrowed funds .........................        17          41
Interest on long-term debt ...............................        16          22
                                                           ---------   ---------

                  Total Interest Expense .................     1,796       1,723
                                                           ---------   ---------
NET INTEREST INCOME ......................................     1,921       1,685

CREDIT FOR LOAN LOSSES ...................................       667           0
                                                           ---------   ---------

NET INTEREST INCOME AFTER CREDIT
 FOR LOAN LOSSES .........................................     2,588       1,685
                                                           ---------   ---------

OTHER INCOME:
Service charges and other fees ...........................       301         243
Gain on sale of foreclosed assets, net ...................        18          33
Rental income ............................................         0           9
Trading securities gains, net ............................       266         681
Litigation settlement ....................................     1,539           0
                                                           ---------   ---------
                  Total Other Income .....................     2,124         966
                                                           ---------   ---------

OTHER EXPENSES:
Salaries and employee benefits ...........................       634         674
Net occupancy expense ....................................       267         264
Equipment expense ........................................       103         127
FDIC insurance ...........................................        78         131
Foreclosed asset expenses ................................       370         393
Other ....................................................       984         788
                                                           ---------   ---------
                  Total Other Expenses ...................     2,436       2,377
                                                           ---------   ---------

INCOME BEFORE PROVISION FOR INCOME TAXES ...............       2,276         274

PROVISION FOR INCOME TAXES .............................           0           0
                                                           ---------   ---------
NET INCOME..............................................   $   2,276   $     274
                                                           =========   =========

PRIMARY EARNINGS PER SHARE .............................   $    0.72   $    0.02
                                                           =========   =========

FULLY DILUTED EARNINGS PER SHARE .......................   $    0.60   $    0.02
                                                           =========   =========

WEIGHTED AVERAGE COMMON SHARES AND
 COMMON SHARE EQUIVALENTS OUTSTANDING:
   Primary .............................................   2,848,902   2,848,902
   Fully Diluted .......................................   3,414,502   3,396,927

The accompanying notes are an integral part of the consolidated financial statements.

FIRST LEHIGH CORPORATION
CONSOLIDATED STATEMENT OF INCOME



                                                               THREE MONTHS
                                                               ENDED JUNE 30,
                                                             -----------------
                                                             1996         1995
                                                             ----         ----
                                                               (In thousands,
                                                             except share data)
                                                                (Unaudited)
INTEREST INCOME:
Interest and fees on loans ............................     $ 1,458      $ 1,262
Interest and dividends on investment securities:
 Taxable interest income ..............................         378          382
 Dividends ............................................          65           43
Interest on federal funds sold ........................          32           37
                                                            -------      -------
                  Total Interest Income ...............       1,933        1,724
                                                            -------      -------

INTEREST EXPENSE:
Interest on deposits ..................................         883          881
Interest on other borrowed funds ......................           7            4
Interest on long-term debt ............................           8           11
                                                            -------      -------
                  Total Interest Expense ..............         898          896
                                                            -------      -------
NET INTEREST INCOME ...................................       1,035          828

CREDIT FOR LOAN LOSSES ................................         719            0
                                                            -------      -------

NET INTEREST INCOME AFTER CREDIT
 FOR LOAN LOSSES ......................................       1,754          828
                                                            -------      -------

OTHER INCOME:
Service charges and other fees ........................         173          135
Gain on sale of foreclosed assets, net ................          14           13
Rental income .........................................           0            4
Trading securities gains, net .........................         (30)         331
Litigation settlement .................................       1,539            0
                                                            -------      -------
                  Total Other Income ..................       1,696          483
                                                            -------      -------

OTHER EXPENSES:
Salaries and employee benefits ........................         304          307
Net occupancy expense .................................         136          135
Equipment expense .....................................          52           60
FDIC insurance ........................................          39           66
Foreclosed asset expenses .............................         254          185
Other .................................................         520          397
                                                            -------      -------
                  Total Other Expenses ................       1,305        1,150
                                                            -------      -------


INCOME BEFORE PROVISION FOR INCOME TAXES..                 2,145            161

PROVISION FOR INCOME TAXES ...............                     0              0
                                                      ----------     ----------
NET INCOME ...............................            $    2,145     $      161
                                                      ==========     ==========
PRIMARY EARNINGS PER SHARE ...............            $     0.71     $     0.02
                                                      ==========     ==========
FULLY DILUTED EARNINGS PER SHARE .........            $     0.60     $     0.02
                                                      ==========     ==========
WEIGHTED AVERAGE COMMON SHARES AND
 COMMON SHARE EQUIVALENTS OUTSTANDING:
   Primary ...............................             2,848,902      2,848,902
   Fully Diluted .........................             3,414,502      3,396,927


The accompanying notes are an integral part of the consolidated financial statements.

FIRST LEHIGH CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 SIX MONTHS ENDED JUNE 30,
                                                                 -------------------------
                                                                    1996          1995
                                                                 ---------       -------
                                                                       (in thousands)
                                                                        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income .............................................      $ 2,276       $   274
     Adjustments to reconcile net income to net cash
       used in operating activities:
     Credit for loan losses .................................         (667)            0
     Provision for foreclosed asset losses ..................          160           260
     Depreciation ...........................................           81            88
     Amortization and accretion .............................           50            54
     Realized gain on investment securities, net ............            0          (154)
     Net (increase) decrease in trading securities ..........       (1,162)          338
     Gain on sale of foreclosed assets held for sale ........          (18)          (33)
     Gain on sale of real estate and other investments ......         (400)            0
     (Gain) loss on sale/disposal of equipment ..............           (7)            6
     Change in:
         Other assets .......................................           15          (327)
         Other liabilities ..................................          138           (49)
                                                                    -------       -------
     NET CASH PROVIDED BY OPERATING ACTIVITIES ..............          466           457
                                                                   -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Securities available-for-sale:
       Proceeds from maturities .............................        2,155            88
       Proceeds from sales ..................................          773             0
       Purchases of securities ..............................       (3,999)       (1,907)
     Net increase in loans and leases .......................       (6,199)       (1,793)
     Proceeds from sales of premises and equipment ..........            7            30
     Capital expenditures for premises and equipment ........          (36)          (33)
     Proceeds from sales of foreclosed assets ...............          338         1,248
     Capitalized expenditures for foreclosed assets .........            0           (91)
     Proceeds from sales of real estate and other
       investments...........................................          517             0
     Proceeds from sales of other assets ....................           23            18
                                                                   -------       -------
     NET CASH USED IN INVESTING ACTIVITIES ..................       (6,421)       (2,440)
                                                                   -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in deposits ...............................        3,718         3,394
     Net increase (decrease) in other borrowed funds ........        1,850        (3,411)
     Payments on long-term debt .............................          (54)          (55)
                                                                   -------       -------
     NET CASH PROVIDED BY (USED IN)
       FINANCING ACTIVITIES .................................        5,514           (72)
                                                                   -------       -------

NET DECREASE IN CASH AND CASH EQUIVALENTS ...................         (441)       (2,055)
CASH AND CASH EQUIVALENTS, BEGINNING ........................        5,043         5,660
                                                                   -------       -------
CASH AND CASH EQUIVALENTS, ENDING ...........................      $ 4,602       $ 3,605
                                                                   =======       =======


SUPPLEMENTARY DISCLOSURE:
     Cash paid for interest .................................      $ 1,794       $ 1,676


The accompanying notes are an integral part of the consolidated financial statements.

FIRST LEHIGH CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 THREE MONTHS ENDED JUNE 30,
                                                                 ---------------------------
                                                                     1996          1995
                                                                   -------       -------
                                                                      (in thousands)
                                                                        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income .............................................      $ 2,145       $   161

     Adjustments to reconcile net income to net cash
      used in operating activities:
       Credit for loan losses ...............................         (719)            0
       Provision for foreclosed asset losses ................          115           130
       Depreciation .........................................           41            44
       Amortization and accretion ...........................           29            26
       Realized gain on investment securities, net ..........            0          (154)
       Net decrease in trading securities ...................          108           440
       Gain on sale of foreclosed assets held for sale ......          (14)          (13)
       Gain on sale of real estate and other investments ....         (400)            0
       Change in:
         Other assets .......................................           58          (175)
         Other liabilities ..................................          227            42
                                                                   -------       -------
     NET CASH PROVIDED BY OPERATING ACTIVITIES ..............        1,590           501
                                                                   -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Securities available-for-sale:
       Proceeds from maturities .............................          329            34
       Purchases of securities ..............................       (3,499)       (1,907)
     Net increase in loans and leases .......................       (1,823)       (1,051)
     Decrease in loans held for resale ......................            0           102
     Proceeds from sales of premises and equipment ..........            0            28
     Capital expenditures for premises and equipment ........          (16)          (22)
     Proceeds from sales of foreclosed assets ...............          218           772
     Capitalized expenditures for foreclosed assets .........            0           (78)
     Proceeds from sales of real estate and other
       investments...........................................          517             0
     Proceeds from sales of other assets ....................           23            11
                                                                   -------       -------
     NET CASH USED IN INVESTING ACTIVITIES ..................       (4,251)       (2,111)
                                                                   -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in deposits ...............................        3,645         1,017
     Net increase in other borrowed funds ...................          350           150
     Payments on long-term debt .............................          (27)          (27)
                                                                   -------       -------
     NET CASH PROVIDED BY FINANCING ACTIVITIES ..............        3,968         1,140
                                                                   -------       -------

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS ....................................        1,307          (470)
CASH AND CASH EQUIVALENTS, BEGINNING ........................        3,295         4,075
                                                                   -------       -------
CASH AND CASH EQUIVALENTS, ENDING ...........................      $ 4,602       $ 3,605
                                                                   =======       =======

SUPPLEMENTARY DISCLOSURE:
     Cash paid for interest .................................      $   890       $   878


The accompanying notes are an integral part of the consolidated financial statements.

                            FIRST LEHIGH CORPORATION
                                   FORM 10-QSB

Part I   -  Financial Information (Cont'd)

Part 1.  -  Financial Statements (Cont'd)


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

         The accrual of interest income is generally discounted on loans past due 90 days or more or when there is a reasonable doubt as to the collection of interest. The Company continues the accrual of interest on loans past due 90 days or more when they are well secured and in the process of collection. When interest accruals are discontinued, uncollected interest credited to income is reversed if the collectibility is not certain.


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


         INCOME TAXES

         At June 30, 1996 the Company has available approximately $4.93 million of net operating losses based on its filed tax returns through December 31, 1995, which begin to expire 2007 if not utilized. No tax benefit related to the unused net operating loss carry forward has been recognized in these financial statements except for the reduction of the provision for income taxes due to the availability of the net operating losses.


         EARNINGS AND CASH DIVIDENDS PER SHARE

         Primary earnings per common share is based on the weighted average common shares and common share equivalents outstanding during the period. Net income applicable to common stock is reduced by current year dividends in arrears on both the Senior and Series A preferred stock. The calculation of fully diluted earnings per common share is based on the conversion of the Series A preferred stock into common shares at the rate of .8 shares of common stock for each share of Series A preferred stock. The conversion rate of Series A preferred stock changed from .8 to .72 in March 1996. However, the Board of Directors has approved an amendment that would retain the .8 conversion rate until March 1999, subject to shareholder approval. For purposes of this calculation the conversion rate of .8 was used. The Senior preferred shares are common stock equivalents since its effective yield was less than 66.6% of an average Aa corporate bond yield at the time of issuance.


         STATEMENT OF CASH FLOWS

         The Company transferred approximately $938,000 from loans to foreclosed assets held for sale during the six months ended June 30, 1996.

         LONG TERM DEBT

         The Company has a term note with an outstanding balance of $326,784 at June 30, 1996. Principal payments of $9,100 plus interest, at the lenders commercial rate plus 0.6%, are due monthly. The note is secured by less than 10% of the shares of the Bank which are owned by the Company.


         REGULATORY MATTERS

         Regulatory Enforcement Actions to Which the Company and the Bank Are Subject

         The Company and the Bank are subject to and have consented to the following regulatory orders and agreements: (i) effective February 28, 1996, the Company and the Bank entered into an Administrative Order (the "Pennsylvania Order") with the Pennsylvania Department of Banking (the "Department"), which replaced an earlier order entered into in 1993; (ii) on April 29, 1996 the Bank entered into a Memorandum of Understanding (the "Memorandum of Understanding") with the FDIC, which has replaced two cease and desist orders dating from October 1987 and June 1992; and (iii) in January 1991, the Company consented to a written agreement (the "Federal Reserve Agreement") with the Federal Reserve Bank and the Department.

         The following is a discussion of the material terms and provisions of the Pennsylvania Order, the Memorandum of Understanding and the Federal Reserve Agreement.

         The Pennsylvania Order

         Capital Requirements and Dividend Restrictions

         Under the terms of the Pennsylvania Order, the Bank is required to maintain, at all times, a minimum Tier I capital equal to or greater than 6.5% of the Bank's adjusted total assets, plus a fully-funded loan loss reserve. The Bank must provide the Pennsylvania Department of Banking with a quarterly report detailing the maintenance of a 6.5% Tier I capital ratio and a fully-funded loan loss reserve. As of June 30, 1996, the Bank's Tier I capital ratio was 10.54%. The Bank is required to maintain a formal program to review the adequacy of the Bank's allowance for loan and lease losses. The Bank may not declare or pay any cash dividend without the prior written approval of the Department and the Regional Director of the FDIC.

         Credit Limitations and Restrictions

         The following credit limitations and restrictions were imposed under the Pennsylvania Order: (i) the Bank may not grant, extend, renew, alter or restructure any loan or other extension of credit without first obtaining and analyzing all relevant credit information, as well as taking all necessary steps to properly value and perfect its interests in collateral, where applicable;
(ii) the Bank may not extend, directly or, indirectly, any new or additional credit (which for the purposes of the Pennsylvania Order, includes the granting of renewals or extensions, or the capitalizing of accrued interest) to, or for the benefit of, any borrower who is obligated in any manner to the Bank on any extension of credit, or portion thereof, which has been charged off the books of the Bank, in whole or in part, or to any affiliate or related interest of, or other person or entity associated with, any such borrower, as long as any portion of such extension of credit, whether or not the portion was charged off, remains uncollected. The provisions of clause (ii) above do not apply to the advancement of funds by the Bank for the sole purpose of maintaining or protecting the Bank's real estate collateral if the failure to extend such credit would otherwise be substantially detrimental to the best interests of the Bank; (iii) the Bank may not extend, directly or indirectly, any new or additional credit to, or for the benefit of, any borrower who is obligated in any manner to the Bank on any loan or other extension of credit that has been adversely classified, in whole or in part, by the Department in the report of examination dated as of June 30, 1995, or as a result of any subsequent examination of the Bank by the Department or the FDIC, or to any affiliate or related interest of, or other person or entity associated with any such borrower ("classified borrower"), as long as such loan or other extension of credit remains classified or uncollected. This clause (iii) does not prohibit the Bank from renewing all or any part of an extension of credit to a classified borrower who is not subject to the prohibitions of clause (ii), after collection in cash of interest due on the entire extension of credit. The prohibitions of clause
(iii) do not apply to any extension of credit to a classified borrower who is not subject to the prohibitions of clause (ii) above, if the Bank's failure to extend further credit to a classified borrower would be substantially detrimental to the best interests of the Bank, which determination must be evidenced in writing in the applicable loan files; and (iv) the Bank must comply fully and at all times with the provisions of section 1415 of the Banking Code of 1965, as amended, relating to loans to executive officers and directors.

         Performance Objectives

         The following performance objectives were also stated in the Pennsylvania Order: (i) the Bank must reduce the level of nonaccrual loans to total gross loans noted in the Report of Examination as of June 30, 1995, to no more than 7% by August 26, 1996, and further reduce such ratio to no more than 4% by November 24, 1996 and 2% by February 22, 1997; and (ii) the Bank must reduce the level of classified assets as of June 30, 1995, to no more than 100% of Tier I capital and reserve for loan and lease losses by August 26, 1996, and further reduce such ratio to 75% by November 24, 1996 and 50% by February 22, 1997. As of June 30, 1996, the Bank's level of non-accrual loans to gross loans was 5.66%, and the Bank's level of classified assets to Tier I capital and reserve for loan and lease losses was 75.24%.

         Reporting and Other Requirements

         Other affirmative measures required to be taken by the Bank under the Pennsylvania Order are as follows: (i) the Bank is required to submit quarterly progress reports, no later than 30 days following the last day of each calendar quarter; (ii) the Bank must comply with all state and federal laws that relate to the operation of the Bank; (iii) the Bank must have and retain qualified management, must notify the Secretary of Banking in writing of any resignations and/or terminations of any members of its Board of Directors and/or any of its senior executive officers and must obtain prior written approval from the Department for any new Directors or senior executive officers; (iv) and the Bank must maintain a written investment policy in a form and manner acceptable to the Secretary of Banking, as determined at subsequent examinations or visitations.

         Status of Compliance with the Pennsylvania Order

         The Company believes that it and the Bank are currently in compliance with the Pennsylvania Order. The Pennsylvania Order requires the Bank to reduce the level of nonaccrual loans to total gross loans noted in the report of examination as of June 30, 1995, to no more than 7% by August 26, 1996. As of June 30, 1996, this ratio was 5.66%. Additionally, the Order requires the Bank to reduce the level of classified assets as of June 30, 1995, to no more than 100% of Tier I capital and the reserve for loan and lease losses by August 26, 1996, with further reductions thereafter. As of June 30, 1996, this ratio was 75.24%. The Pennsylvania Order also contains a provision requiring the Bank to maintain, at all times, a minimum Tier I capital equal to or greater than 6.5% of the Bank's adjusted total assets, plus a fully-funded loan loss reserve. As of June 30, 1996 this ratio was 10.54% and the Bank's loan loss reserve was fully funded.

         The Memorandum of Understanding

         Capital Requirements and Dividend Restrictions

         The Memorandum of Understanding requires the Bank maintain its Tier I capital at an amount equal to or greater than 6.0% of the Bank's adjusted total assets. During the term of the Memorandum of Understanding, the Bank may not declare or pay dividends without the prior written approval of the FDIC, which declarations and payments must be made in accordance with applicable laws and regulations, and may be made only if after such payments the ratio of Tier I capital to adjusted total assets will be not less than 6.0%.

         Credit Limitations and Restrictions

         Under the terms of the Memorandum of Understanding, the Bank is prohibited from extending credit, either directly or indirectly to, or for the benefit of any borrower who is obligated in any manner to the Bank on any extension of credit, or portion thereof, which has been charged off the books of the Bank. The Bank is also prohibited from extending credit to, or for the benefit of any borrower who is obligated in any manner to the Bank on any extension of credit that has been classified, in whole or in part, as a result of the examination of the Bank as of June 30, 1995. These prohibitions will not apply if the Bank determines that failure to extend further credit would be substantially detrimental to the institution.

         Reporting and Other Requirements

         The Bank was required to charge-off assets classified as "Loss" or "Doubtful" as of June 30, 1995 by May 9, 1996, and, within 30 days of receipt of future FDIC Reports of Examination, charge-off assets classified "Loss" or "Doubtful." The Bank was required to submit a Classified Asset Reduction Plan to the FDIC by May 29, 1996. Also, the Bank was required (i) to adopt a method of computing the balance of its allowance for loan and lease losses that gives consideration to the volume and composition of the loan portfolio; (ii) to adopt and implement a written earnings plan and (iii) revise, adopt and implement written lending and investment policies in a form and manner acceptable to the FDIC as determined at subsequent examinations. The Bank is required to review the adequacy of the loan loss allowance quarterly and submit progress reports to the Regional

Director of the FDIC detailing the form, content, and manner of any actions taken to secure compliance with the Memorandum of Understanding on a quarterly basis. The Bank is in compliance with these requirements of the Memorandum of Understanding.

         Status of Compliance with the Memorandum of Understanding

         The Bank is currently in compliance with the requirements of the Memorandum of Understanding. As of June 30, 1996 the Bank's Tier I capital ratio was 10.54%, which is greater than the 6.0% ratio required by the Memorandum of Understanding. The Bank has made necessary charge-offs and revised and adopted its credit and investment policies. The earnings improvement plan required has been prepared and submitted.

         The Federal Reserve Agreement

         Requirements and Dividend Restrictions

         Under the Federal Reserve Agreement, the Company is subject to the following requirements: (i) the Board of Directors of the Company was required to establish a compliance committee consisting of three directors who were not officers or principal shareholders of the Company, which would be responsible for monitoring and coordinating the Company's adherence to the Federal Reserve Agreement and submit quarterly progress reports to the Company's Board of Directors; (ii) the Company is not permitted to declare or pay any dividends without the prior written approval of the Federal Reserve Bank and the Department; (iii) the Board of Directors of the Company was required to conduct a review of the functions and performance of the officers of the Company and the Bank and forward its written findings and conclusions along with a written description of proposed management or operational changes; (iv) the Company was required to submit a capital plan; (v) the Company is not permitted to redeem or repurchase its outstanding preferred and common stock without 30 days prior written notice to the Federal Reserve Bank and the Department; (vi) the Company may not incur any additional debt without the written approval of the Federal Reserve Bank and the Department; (vii) the Company was required to develop written procedures to strengthen and maintain in a satisfactory manner its records and audit functions; and (viii) the Company and the Bank are required to submit quarterly reports to the Federal Reserve Bank and the Department.

         Status of Compliance with the Federal Reserve Agreement

         According to information received from the Federal Reserve Bank, the Company believes that it is currently in substantial compliance with the Federal Reserve Agreement. The Company has received permission from the Federal Reserve Bank to issue the Shares in lieu of Accumulated Dividends for the periods ending December 31, 1994 and December 31, 1995.

                            FIRST LEHIGH CORPORATION
                                   FORM 10-QSB


Part I  - Financial Information (Cont'd)

Item 2. - Management's Discussion and Analysis or Plan of Operations:

         The consolidated financial review of the Company is intended to compare the performance of the Company for the periods ended June 30, 1996 and 1995. The review of the information presented should be read in conjunction with the consolidated financial statements and the accompanying notes.

         COMPARISON OF SIX MONTHS ENDED JUNE 30, 1996 TO
         SIX MONTHS ENDED JUNE 30, 1995


         NET INCOME

         Net income for the first six months of 1996 increased $2,002,000, compared to the same period in 1995. The majority of increase, or $1,539,000, was attributed to a settlement (the "Settlement") received with respect to a large impaired loan. On May 21, 1996, the Bank and certain other related parties entered into the Settlement with respect to a significant real estate transaction that had been in protracted litigation. The Bank was notified in January 1996 that it had received a favorable court decision regarding an appeal of an earlier decision of the U.S. Bankruptcy Court, and the Bank had continued to pursue resolution of a substantial real estate transaction. On May 22 and May 23, 1996, First Lehigh Corporation and the Bank received cash payments totaling approximately $4.0 million. The payments were recorded as follows:

         Recovery of recorded investment                  (In thousands)
             in impaired loans                                  $   905
         Recovery of other assets                                   103
         Recovery of previous loan charge-off                     1,140
         1996 interest income                                        58
         Recovery of 1996 expenses                                  132
         Legal fees accrual                                         105
         1996 other income                                        1,539
                                                                 ------
                                                  Total          $3,982
                                                                 ======

         A final cash payment of $600,000 in connection with the settlement of this matter is scheduled to be received in the third quarter of 1996, which will be recorded as other income when it is received.

         Other factors contributing toward the increased net income in 1996, over the same period in 1995 were as follows: Increase in net interest income of $236,000, or 14.01%, and credit for loan losses of $667,000 were mitigated by decline in gains on trading securities of $415,000, or 60.94%.

The profit performance for financial institutions is measured by the return on average assets ("ROA") and the return on average equity ("ROE"). On an annualized basis, the Company's ROA was 4.31% in 1996 compared to 0.54% in 1995. The ROE was 43.23% for the first half of 1996 compared to 5.90% in 1995. Excluding $1,539,000 income from the settlement, on an annualized basis, the Company's ROA and ROE were 1.3% and 14.0%, respectively, for the first six months of 1996.


         NET INTEREST INCOME

         Net interest income is the difference between interest income and fees on earning assets and interest expense on deposits and borrowed funds. The principal components of earning assets are loans and investment securities. The primary sources used to fund these assets were deposits, borrowed funds, and capital.

         In the first six months of 1996, as outlined below, net interest income increased $236,000, or 14.01%, over the same period in 1995.

         During the first half of 1996, interest and fee income on loans increased $258,000, or 10.36%, over the same period in 1995, primarily as the result of increase in the average loan balance of $4.61 million, or 8.80%. The Bank experienced an increased demand in loan requests during the first six months of 1996. In addition, since January 1996, the Bank has instituted a new consumer loan program pursuant to which the Bank signed agreements with several auto dealers to provide loans to their credit-worthy customers. During the first six months of 1996, the Bank originated $7.37 million consumer loans, as compared to $2.79 million consumer loans in the same period in 1995. Consequently, the average yield on loans increased 14 basis points from 9.50% in 1995 to 9.64% in 1996.

         Interest and dividend income on investment securities increased from $861,000 in 1995 to $911,000 in 1996, or 5.81%, partially as the result of receiving a special dividend of $25,000 on an investment. The average balance of investment security portfolio declined, however, by $57,000, or 0.19%, during the first half of 1996 than over the same period in 1995.

         Interest expense on deposits increased $103,000, or 6.20%, for the six months ended June 30, 1996, compared to the same period in 1995, partially as the result of higher average balance for interest-bearing deposits of $2.43 million, or 2.99%, mostly in time deposits, as compared to the first six months of 1995. In addition, the average rate paid by the Bank for interest-bearing deposits increased 11 basis points from 4.12% in 1995 to 4.23% in 1996. During 1996, the lower rates on savings deposits were mitigated by higher rates on time deposits as they lag behind the changes occurring in the national prime rate. Thus, the Bank's interest cost on time deposits has increased 41 basis points during the first half of 1996, despite the fact that since July 6, 1995, the national prime rate has declined 75 basis points. The cost of savings declined, however, by 32 basis points.

         Interest expense on borrowed funds declined by $24,000, or 58.54%, as average balance declined from $1.26 million in 1995 to $608,000 in 1996. The cost also declined by 1.05%. Since November 1994, the Company has utilized a repurchase agreement established with a brokerage firm for its borrowed funds.

         During the first half of 1996, the average yield on interest-earning assets increased 26 basis points and the cost of interest-bearing liabilities increased 8 basis points, resulting in an increase in net spread of 18 basis points. The net yield on interest-earning assets increased 31 basis points during 1996.

         Distribution of Interest-Earning Assets and Interest-Bearing
         Liabilities:

         Interest Rates and Interest Differential

         The following tables set forth, for the periods indicated, information regarding: (a) the average balances of asset and liability categories; (b) the total dollar amount of interest income from interest from interest-earning assets (including mortgage loan origination fees representing yield adjustments) and the resulting average yields; (c) the total dollar amount of interest expense on interest-bearing liabilities and resulting average costs; (d) net interest income; (e) interest rate spread; (f) net yield on interest-earning assets; and (g) the ratio of average interest-earning assets to average interest-bearing liabilities. Average balances are based on daily balances.


                                                                 For the Six Months Ended June 30,
                                                                         (in thousands)
                                                     1996                                1995
                                       Average                 Average      Average               Average
                                       Balance     Interest   Yield/Rate    Balance    Interest  Yield/Rate
INTEREST-EARNING ASSETS:
Loans(2)                               $57,029      $2,748       9.64%      $52,415     $2,490      9.50%
Investment securities                   30,330         911       6.01%       30,387        861      5.67%
Federal funds sold                       2,156          58       5.38%        1,923         57      5.93%
                                       -------      ------       ----       -------     ------      ----
Total interest-earning assets          $89,515      $3,717       8.31%      $84,725     $3,408      8.05%
                                       =======      ------       ----       =======     ------      ----

INTEREST-BEARING
  LIABILITIES:
Saving deposits                        $35,854      $  496       2.78%      $35,714     $  549      3.10%
Time deposits                           47,917       1,267       5.32%       45,626      1,111      4.91%
Other borrowed funds                       608          17       5.53%        1,257         41      6.58%
Long-term debt                             354          16       8.94%          463         22      9.45%
                                       -------      ------       ----       -------     ------      ----
Total interest-bearing liabilities     $84,733      $1,796       4.26%      $83,060     $1,723      4.18%
                                       =======      ------       ----       =======     ------      ----
NET INTEREST INCOME                                 $1,921                              $1,685
                                                    ======                              ======
INTEREST RATE SPREAD                                             4.05%                              3.87%
                                                                 ====                               ====
NET YIELD ON INTEREST-
 EARNING ASSETS(1)                                               4.29%                              3.98%
                                                                 ====                               ====
RATIO OF AVERAGE INTEREST-
EARNING ASSETS TO
AVERAGE  INTEREST-BEARING
LIABILITIES                                                    105.64%                            102.00%
                                                               ======                             ======

- -----------------------------------------
  (1)  Net interest income divided by average interest-earning assets.
  (2) For the purpose of these computations, nonaccrual loans are not included in the daily average loan amounts outstanding.


                                                         For the Six Months ended June 30,
                                                                 (in thousands)

                                                     1995                                1994
                                       Average                 Average      Average                Average
                                       Balance     Interest   Yield/Rate    Balance    Interest   Yield/Rate

INTEREST-EARNING ASSETS:
Loans(2)                               $52,415      $2,490       9.50%      $50,066     $2,439      9.74%
Investment securities                   30,387         861       5.67%       25,574        730      5.71%
Federal funds sold                       1,923          57       5.93%        2,571         44      3.42%
                                       -------      ------       ----       -------     ------      ----
Total interest-earning assets          $84,725      $3,408       8.05%      $78,211     $3,213      8.22%
                                       =======      ------       ----       =======     ------      ----
INTEREST-BEARING
  LIABILITIES:
Saving deposits                        $35,714      $  549       3.10%      $39,400     $  549      2.81%
Time deposits                           45,626       1,111       4.91%       42,608        876      4.15%
Other borrowed funds                     1,257          41       6.58%           10          0      0.00%
Long-term debt                             463          22       9.45%          558         20      7.13%
                                       -------      ------       ----       -------     ------      ----
Total interest-bearing liabilities     $83,060      $1,723       4.18%      $82,576     $1,445      3.53%
                                       =======      ------       ----       =======     ------      ----
NET INTEREST INCOME                                 $1,685                              $1,768
                                                    ======                              ======

INTEREST RATE SPREAD                                             3.87%                              4.69%
                                                                 ====                               ====

NET YIELD ON INTEREST-
 EARNING ASSETS(1)                                               3.98%                              4.52%
                                                                 ====                               ====

RATIO OF AVERAGE INTEREST-
 EARNING ASSETS TO
 AVERAGE INTEREST-BEARING
 LIABILITIES                                                   102.00%                             94.71%
                                                               ======                              =====

- -------------------------
(1)  Net interest income divided by average interest-earning assets.
(2) For the purpose of these computations, nonaccruing loans are not included in the daily average loan amounts outstanding.

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



                                         For the Six Months Ended            For the Six Months Ended
                                         June 30, 1996 vs. 1995              June 30, 1995 vs. 1994
                                         Increase (Decrease) Due to          Increase (Decrease) Due to
                                        Volume       Rate       Total       Volume       Rate       Total
                                                                 (in thousands)

INTEREST-EARNING ASSETS:
Loans                                   $ 241       $  17       $ 258       $ 123       $ (72)      $  51
Investment Securities                      (8)         58          50         139          (8)        131
Federal funds sold                         13         (12)          1         (30)         43          13
                                        -----       -----       -----       -----       -----       -----
Total interest-earning assets           $ 246       $  63       $ 309       $ 232       $ (37)      $ 195
                                        -----       -----       -----       -----       -----       -----
INTEREST-BEARING LIABILITIES:
Savings deposits                        $  29       $ (82)      $ (53)      $ (75)      $  75       $   0
Time deposits                              34         122         156          37         198         235
Other borrowed funds                      (19)         (5)        (24)         41           0          41
Long-term debt                             (5)         (1)         (6)         (8)         10           2
                                        -----       -----       -----       -----       -----       -----
Total interest-bearing liabilities      $  39       $  34       $  73       $  (5)      $ 283       $ 278
                                        -----       -----       -----       -----       -----       -----
CHANGE IN NET INTEREST INCOME           $ 207       $  29       $ 236       $ 237       $(320)      $ (83)
                                        =====       =====       =====       =====       =====       =====

         OTHER INCOME

         Total other income, excluding securities gains, increased $1,573,000 for the six months ended June 30, 1996 compared to the same period in 1995, principally as the result of recording $1,539,000 for the Settlement of an impaired loan. The amount $1,539,000 represents prior years' interest, late charges, and recovery of legal and other costs associated with the loan. If $1,539,000 were excluded from the other income, other income (excluding securities gains) would have increased $34,000 in 1996 compared to the same period in 1995. The increase of $58,000 in service charges and other fees was mitigated by a decrease of $15,000 in gains from the sale of foreclosed assets and a decrease of $9,000 in rental income due to discontinuing the Company's leasing operations. For the first half of 1996, the net gain on trading portfolio declined $415,000, compared to the same period in 1995.


         OTHER EXPENSES

         Total other expenses increased $59,000, or 2.48%, for the first six months of 1996 compared to the same period in 1996. Salaries and employee benefits declined $40,000 in 1996 compared to 1995, principally as a result of $48,000 bonus and relocation expenses incurred during the first half of 1995. FDIC insurance premium decreased $53,000, or 40.46%, as the result of lower rates. Foreclosed asset expenses declined $23,000 as compared to the first half of 1995. The above decreases in expenses were mitigated by increased legal costs of approximately $172,000 in connection with the litigation with the FDIC, involving the Company's chairman and CEO and the Bank's former president.


         PROVISION FOR LOAN LOSSES

         The allowance for loan losses was $1.937 million at June 30, 1996, compared to $1.624 million at December 31, 1995. The allowance equaled 2.98% of loans at June 30, 1996, compared to 2.76% at December 31, 1995.

         The adequacy of the allowance for loan losses is measured monthly by an adequacy test. The adequacy test is an evaluation of all loans which have been classified (other loans especially mentioned, substandard, doubtful, loss) by internal loan review, regulatory examination, monitoring of delinquency and other pertinent factors. Allocations are determined by an in depth review of each individual credit based on its potential future loss. The value of tangible collateral and/or guarantees is determined as well as the borrower's ability and willingness to repay. This value, as measured against the loan balance, is used in determining the allowance allocation for collateral-dependent loans. Additionally, the Bank considers the suggested guidelines of its regulatory agencies when completing the analysis of the institution's allowance for loan losses. The guidelines suggest the utilization of minimum percentages of 15%, 50%, and 100% for use in determining general allowances for loans classified as substandard, doubtful and loss, respectively. These requirements are a measurement only and do not constitute a specific allowance placed against any specifically identified loan. Total loans outstanding, net of substandard, doubtful, and loss are given an estimated allowance requirement to absorb future losses. These loans are performing loans, well secured, or loans secured by cash, cash equivalents or marketable securities. Although it would appear that little or no allowance allocations would apply to these loans, allowances need to be made for the historical charge-offs and the human error element in the perfection of the Bank's interest and other issues unforeseen to management. Additionally, the Bank conducts a quarterly review of all credits in excess of $100,000 or more, which demonstrates any recent delinquency characteristics or other weaknesses, to assure the adequacy of the allowance and provision for loan losses.

         At monthly meetings, the Credit Administration Committee is presented with the adequacy test of the allowance for loan losses that contains information relative to both specific credits and the total portfolio in general. The information is used to determine the adjustment needed for the allowance to be properly stated. In establishing the adjustment required, management considers a variety of factors, including, but not limited to, general economic factors and potential losses from significant borrowers. The Bank continues to strengthen its underwriting process and internal loan review process by implementing stringent analytical standards in the loan approval and review procedures.

         In May 1996, management completed a detailed analysis of gross loan charge-offs for the years 1991 to 1995. This analysis took into consideration the type of lending done during those years, changes in the concentration of the loan portfolio and the current composition of the loan portfolio. Based on this review, management decided to increase the general allowance percentage applied to nonclassified loans as of May 31, 1996. This increase resulted in an additional provision for loan losses of approximately $300,000 during the quarter ended June 30, 1996. However, due primarily to the large recovery recorded during the second quarter, an overall credit for loan losses of $667,000 was recorded for the six months ended June 30, 1996.

         The following table sets forth a reconciliation of the allowance for loan losses and illustrates the charge-offs and recoveries by major loan category for six months ended June 30, 1996 (in thousands):

          Beginning Balance, January 1, 1996 ......      $ 1,624
                                                         -------
          Charge-offs:
             Commercial, financial and agricultural         --
             Real estate - construction ...........         --
             Real estate - mortgage ...............          192
             Installment loans to individuals .....            9
             Lease financing ......................         --
                                                         -------
          Total charge-offs .......................          201
                                                         -------
          Recoveries:
             Commercial, financial and agricultural            9
             Real estate - construction ...........         --
             Real estate - mortgage ...............        1,165
             Installment loans to individuals .....            7
             Lease financing ......................         --
                                                         -------
          Total recoveries ........................        1,181
                                                         -------
          Net recoveries ..........................         (980)
                                                         -------
          Credit for loan losses ..................         (667)
                                                         -------
          Ending Balance, June 30, 1996 ...........      $ 1,937
                                                         =======

          Ratio of net recoveries to
             average loans outstanding ............         1.59%


         FINANCIAL CONDITION

         At June 30, 1996, the Company's total assets were $110.6 million, representing an increase of $7.19 million from December 31, 1995, principally as the result of receiving approximately $4.0 million in settlement with respect to a large impaired loan and higher demand in loan originations.


         Loans

         Net loans increased $5.82 million from $57.25 million at December 31, 1995 to $63.07 million at June 30, 1996. As mentioned earlier, the Bank has agreements with several auto dealers to provide loans to their credit-worthy customers. The consumer loan portfolio has increased approximately $4.7 million, or 108%, since December 31, 1995, mostly as a result of originating more auto loans. The change in the composition of other loans at June 30, 1996 compared to December 31, 1995 is as follows: Real estate construction loans declined $161,000, or 3.66%; while Residential real estate loans increased $977,000, or 3.93%; Real estate commercial loans increased $265,000, or 1.24%; and Commercial loans increased $350,000, or 8.81%.

         The following table sets forth the maturity and repricing schedule of the loan portfolio at June 30, 1996 (in thousands):


                                                          After one           After
                                            Within        but within          five
                                           One year       five years          years         Total
                                           --------       ----------          -----         -----
   Maturity Schedule:
         Commercial.....................    $ 2,421        $ 1,061         $   772          $ 4,254
         Real estate-construction.......      3,140            301             345            3,786
         Real estate-mortgage...........     13,905         19,239          11,107           44,251
         Consumer, net..................        824          7,743             449            9,016
         Nonaccrual loans...............         --             --             --             3,700
                                            -------        -------         -------          -------
   Total................................    $20,290        $28,344         $12,673          $65,007
                                            =======        =======         =======          =======


   Repricing Schedule (1):

         Fixed rate loans...............    $16,076        $23,643         $ 3,343          $43,062
         Floating rate loans............     17,653            592             --            18,245
         Nonaccrual loans...............         --             --             --             3,700
                                            -------        -------         -------          -------
   Total................................    $33,729        $24,235         $ 3,343          $65,007
                                            =======        =======         =======          =======


(1) Data for repricing schedule by loan categories is not available.


         Investment Securities

         The primary objectives of the Company's investment strategy are to maintain an appropriate level of liquidity and to generate income.

         The largest sector of the investment portfolio remains securities of U.S. Government agencies and corporations which totals $22.88 million (amortized costs), or 69.88%, of total investment securities. Included in the above are $4.91 million mortgage-backed products, mostly consisting of collateralized mortgage obligations ("CMO") and real estate mortgage investment conduits ("REMIC"). Twice a year, stress tests are conducted on these CMOs and REMICs, all of which were passed during the recent tests done.

         At the present time, the Company does not engage in the use of derivatives investment products as a means to hedge the risks in its investment, loan or deposit portfolios.


         Deposits and Repurchase Agreement

         Total deposits increased $3.72 million, or 4.03%, from $92.31 million at December 31, 1995 to $96.03 million at June 30, 1996. During the second quarter of 1996, the Bank experienced deposit growth in all categories except in money market accounts. Noninterest-bearing demand deposits increased $895,000; savings, club and interest-bearing demand deposits increased $2.05 million, partially as a result of $399,000 increase in Christmas club accounts which will mature in October 1996; and time deposits increased $772,000 since December 31, 1995. As a percentage of total deposits, savings, club accounts and interest-bearing demand deposits represented 38.55% at June 30, 1996, compared to 37.89% at December 31, 1995. There were no brokered deposits within the Company's deposit base at June 30, 1996.

         The balance for a repurchase agreement increased to $1.85 million at June 30, 1996. There were no such borrowings at December 31, 1995. As mentioned earlier, the brisk demand in loans necessitated the borrowing of funds against the repurchase agreement for the short term.

         The following table sets forth maturities of time deposits of $100,000 or more at June 30, 1996 and December 31, 1995.

                                                         June 30,   December 31,
                                                         --------   ------------
                                                           1996        1995
                                                           ----        ----
                                                            (in thousands)
         Three months or less .........................   $1,814      $2,852
         Over three months through
                twelve months .........................    4,180       2,811
         Over one year through
                five years ............................    1,309       1,075
         Over five years ..............................        0           0
                                                          ------      ------
                TOTAL .................................   $7,303      $6,738
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

         The following table represents nonperforming assets of the Company at June 30, 1996 and December 31, 1995.

                                                      June 30,   December 31,
                                                      --------   ------------
                                                        1996         1995
                                                        ----         ----
                                                          (in thousands)
Impaired loans .....................................   $3,700       $ 5,248
Other loans past due 90 days or more ...............      294           257
                                                       ------       -------
    Total nonperforming loans ......................    3,994         5,505

Foreclosed assets held for sale ....................    5,272         4,814
                                                       ------       -------
    Total nonperforming assets .....................   $9,266       $10,319
                                                       ======       =======

Nonperforming loans as a percentage
    of loans (net of unearned interest) ............     6.14%         9.35%

Nonperforming assets as a percentage of assets .....     8.38%         9.98%


         Loans past due 90 days or more increased $37,000 from the amount at December 31, 1995. All delinquent loans are reviewed by management on a weekly basis with regard to legal proceedings and collection efforts. Of the delinquent loans, 39.12% are secured by real estate, 37.75% are loans to consumers and 23.13% are to commercial borrowers.

         Impaired loans declined $1,548,000, or 29.50%, at June 30, 1996 compared to December 31, 1995. Loans with carrying values of $938,000 were transferred to foreclosed assets held for sale during the first quarter of 1996. In addition, on May 21, 1996, the Bank stipulated to the Settlement of a U.S. Bankruptcy Court proceeding with respect to a large impaired loan, resulting in a reduction of loan balance of $905,000, as discussed previously. Over 90% of the impaired loans are beyond the point of restructure. These are loans that have been in litigation and/or foreclosure and can only be resolved through liquidation. Management believes that the transfer from impaired loans to foreclosed assets is an improving trend that will continue for the next two to three quarters as most of the litigation and/or foreclosure actions are completed. The improving trend and movement of impaired loans to foreclosed assets enables the Bank to sell the properties. It is anticipated that the aforementioned trend will continue with a resulting decrease in impaired loans and those loans over 90 days delinquent. Although this will increase the Bank's foreclosed assets portfolio, it will enable the Bank to expedite the final sale of these assets. Real estate loans represent $3.605 million of impaired loans, loans to commercial borrowers represent $67,000, and loans to consumer borrowers represent the remaining $28,000 balance. The Bank analyzes its allowance requirements monthly and makes provisions to address new developments as they arise in an effort to recognize problems and provide for potential future losses to earnings or capital.

         The majority of nonperforming assets are secured by real estate. The composition of the nonperforming assets at June 30, 1996 follows:

         The following table sets forth the total of commercial and investment properties, all of which are currently in litigation and/or foreclosure.

         Commercial/Investment Properties:
         Impaired and over 90 days............................    $ 1,868,615
         Foreclosed assets held for sale......................        832,565
                                                                  -----------
         Total................................................    $ 2,701,180
                                                                  ===========


         The following table sets forth the total of residential properties to be foreclosed upon and liquidated, including properties currently owned that are listed for sale. All litigation and foreclosure proceedings in the nonaccrual and over 90-day category are being actively pursued.

         Residential:
         Impaired and over 90 days.............................   $ 1,405,470
         Foreclosed assets held for sale.......................     1,074,911
                                                                  -----------
         Total.................................................   $ 2,480,381
                                                                  ===========


         The following table sets forth the total of land developments and building lots to be foreclosed upon and liquidated, including land developments and building lots currently owned and listed for sale. All litigation and foreclosure proceedings in the nonaccrual and over 90-day category are being actively pursued.

         Land Development/Building Lots:
         Impaired and over 90 days..............................  $   546,513
         Foreclosed assets held for sale........................    2,631,661
                                                                    ---------
         Total..................................................  $ 3,178,174
                                                                  ===========

         The following table sets forth the total of loans in litigation that are not secured by real estate.

         Secured by Other Than Real Estate:
         Impaired and over 90 days..............................  $   147,301
                                                                  ===========


         The following table sets forth the total of assets that are listed as nonperforming, but which are under agreements that provide a yield at or in excess of current market rates.

         Performing/Nonperforming Assets:
         Impaired and over 90 days..............................  $    25,611
                                                                  ===========


         The following table sets forth the total of assets that are under agreement or are being paid off with the settlement dates to take place in the third quarter of 1996.

         Assets Under Agreement or Payoffs:
         Impaired and over 90 days............................... $         0
         Foreclosed assets held for sale.........................     732,459
                                                                  -----------
         Total................................................... $   732,459
                                                                  ===========

         At June 30, 1996, there were no loans, other than those classified as nonperforming loans, where known information about borrowers' possible credit problems causes management to have serious doubts as to their ability to comply with the current loan repayment terms.

         In January 1996, the Company's Board of Directors developed a disposition plan to reduce approximately $5.3 million of nonperforming and/or classified assets. This disposition plan was initiated to comply with an Administrative Order of the Pennsylvania Department of Banking, a written agreement of the Federal Reserve Bank and orders issued by the FDIC. As part of this disposition plan, the Company will aggressively market its nonperforming and/or classified assets. Through June 30, 1996, the Company eliminated gross $2.89 million of nonperforming and/or classified assets, including $161,600 in charge-offs, $1,557,000 in cash payments and $1,171,100 as a result of declassification or cures. The $2.89 million reduction was slightly higher than management's targeted reduction of $2.63 million for the same period. Pending and potential reductions for the third quarter are expected to approximate $.8 million, less than the targeted $1.317 million per quarter. The Bank anticipates that it will be in compliance with the regulatory requirements (See "Regulatory Matters" under the notes to the consolidated financial statements included in part I of this report) as of August 26, 1996.

         Management believes that the current level of dispositions of nonperforming assets will allow the Bank to meet all scheduled regulatory requirements discussed in Regulatory Matters. The Company continues to market its foreclosed assets held for sale through listing by external agents.


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

         At June 30, 1996, the Company maintained $4.602 million in cash and cash equivalents in the form of cash and due from banks (after reserve requirements). In addition, the Company had $21.775 million in securities available-for-sale representing 19.69% of total assets at June 30, 1996.

         The Company considers its primary source of liquidity to be its core deposit base. The Company will continue to promote the acquisition of deposits through its branch offices. At June 30, 1996, approximately 80.23% of the Company's assets were funded by core deposits acquired within its market area. An additional 10.65% of the assets were funded by the Company's equity. These two components provide a substantial and stable source of funds.

         The Company's Board of Directors has not declared or paid any dividends on the outstanding shares of either its Senior or Series A Preferred Stock due to restrictions placed on it by federal and state banking regulators and other restrictions that do not permit the Bank to pay dividends to the holding company. The amount of undeclared dividends in arrears on the Senior and Series A Preferred Stock at June 30, 1996, were $388,883 and $1,109,956, respectively.

         For the six months ended June 30, 1996 cash and cash equivalents decreased $441,000. Changes in cash are measured by changes in three major classifications of cash flows known as operating, investing and financing activities.

         During the first six months of 1996, net cash and cash equivalents of $466,000 were provided by operating activities compared to $457,000 provided in the same period 1995, an increase of $9,000.

         Net increase in cash used in investing activities was $3.98 million during the first six months of 1996 as compared to the same period in 1995. The primary reason for the increase was attributed to net increase in cash expenditures of $4.41 million for loans, offset in part by net cash provided by investment securities of $748,000. In addition, net proceeds from sale of foreclosed assets declined $819,000, while net cash provided from sale of real estate and other investments increased $517,000 during the first half of 1996 as compared to the same period in 1995.

         Net cash of $5.51 million was provided by financing activities during the first six months of 1996 as compared to $72,000 used in the same period in 1995, representing a net change in financing activities of $5.58 million. The net increase of $324,000 and $5.26 million cash provided from deposits and repurchase agreements, respectively, was the primary reason for the net change for the six months ended June 30, 1996 as compared to the same period in 1995.


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

         At June 30, 1996 the Company maintained a one-year cumulative GAP of negative $5.417 million, or 5.63% of total interest-earning assets which have been adjusted for the depreciation on securities available-for-sale. The effect of this GAP position provides a negative mismatch of assets and liabilities which exposes the Company to interest rate risk during a period of rising interest rates. A significant item contributing to the short-term negative gap is $17.344 million of interest-bearing demand and savings deposits which do not have contractual maturities and are not as rate sensitive as time deposits. However, the ability to reprice still exists, and, therefore, they have been included in the shortest repricing time frame.

         The following table sets forth the Company's interest sensitivity GAP position at June 30, 1996:


                                                        June 30,
                                                          1996
                                               6
                                             Months
                               6 Months       to 1       1 to 2      2 to 5     Over 5
                               or less        Year        Years       Years     Years       Total
                                                     (in thousands)
Interest-Earning assets:
  Investment securities (1)    $ 10,790     $  1,352     $ 1,221     $ 5,390    $16,229    $34,982
  Loans (2)                      24,244        9,485       6,044      18,191      3,343     61,307
                               --------     --------     -------     -------    -------    -------
  TOTAL                        $ 35,034     $ 10,837     $ 7,265     $23,581    $19,572    $96,289
                               --------     --------     -------     -------    -------    -------
Interest-bearing
  liabilities:
  Demand-interest bearing      $ 15,283     $   --       $  --       $  --      $  --      $15,283
 Savings and Clubs (3)            1,320          741       1,481       4,444     13,755     21,741
 Time                            17,857       13,910       7,653       9,002          0     48,422
 Other borrowed funds             1,850         --          --          --         --        1,850
 Long-term debt                     327         --          --          --         --          327
                               --------     --------     -------     -------    -------    -------
  TOTAL                        $ 36,637     $ 14,651     $ 9,134     $13,446    $13,755    $87,623
                               --------     --------     -------     -------    -------    -------
GAP                            ($ 1,603)    ($ 3,814)    ($1,869)    $10,135    $ 5,817    $ 8,666
                               --------     --------     -------     -------    -------    -------
Cumulative GAP                 ($ 1,603)    ($ 5,417)    ($7,286)    $ 2,849    $ 8,666    $ 8,666
                               ========     ========     =======     =======    =======    =======


- ---------------------------------------
(1) Includes average pay downs based on the stress test for collateralized mortgage obligation securities. Also, includes equity securities balance in six months or less category as they were categorized as trading securities effective January 1, 1994. Also includes $1,569,000 of federal funds sold.
(2) Includes estimated schedule maturities of the fixed rate loans ignoring any potential rollover at maturity. Excludes nonaccrual loans of $3,700,000.
(3) Assumes that 7% of the savings deposits are repriceable each year based on the previous five years' historical activity.

         CAPITAL

         The adequacy of the Company's capital is reviewed on an ongoing basis with reference to size, composition and quality of the Company's resources. An adequate capital base is important for continued growth and expansion in addition to providing an added protection against unexpected losses.

         As required by the federal banking regulatory authorities, new guidelines have been adopted to measure capital adequacy. Under the guidelines, certain minimum ratios are required for core capital and total capital as a percentage of risk-weighted assets and other off balance sheet instruments. For the Company, Tier I capital consists of shareholders' equity less intangible assets, and Tier II capital includes the allowable portion of the allowance for loan losses, currently limited to 1.25% of risk-weighted assets.

         The following table sets forth the capital ratios of the Bank as of June 30, 1996 and 1995.

                                                     June 30,
                                   Regulatory        --------
                                  Requirements    1996       1995
                                  ------------    ----       ----


Leverage ratio:
 Tier I (core capital) ratio ...      4.0%*      10.54%       8.75%
Risk-based capital ratios:
 Tier I capital/risk-weighted...      4.0%       14.46%      11.88%
 Tier I and Tier II capital/
          Risk-weighted assets..      8.0%       15.72%      13.13%

- -----------------------------------------

* The Pennsylvania Department of banking requires the Bank to maintain a minimum Tier I leverage capital ratio of at least 6.5% under the terms of the Administrative Order.


         COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1996
         TO THE THREE MONTHS ENDED JUNE 30, 1995


         ANALYSIS OF OPERATIONS

         Net income for three months ended June 30, 1996 was $2,145,000, an increase of $1,984,000 as compared to the same period in 1995. During the second quarter of 1996, the Bank received the Settlement, as previously discussed, for a large impaired loan, resulting in recording $1,539,000 in other income category. In addition, as the result of fully funded allowance for loan losses, the Bank recorded a credit for loan losses of $719,000 which was mitigated by lower securities gains of $361,000.

         Net interest income increased $207,000 for the second quarter of 1996 as compared to 1995. Interest and fees earned on loans increased $196,000, or 15.53%, mostly the result of an increased average loan portfolio of $1.695 million, as well as increased yield of 19 basis points as compared to the second quarter 1995. Interest expense was almost the same as 1995.

         Other income increased $1,213,000 in the second quarter of 1996 as compared to the second quarter of 1995. The majority of increase, or $1,539,000, was for the Settlement amount as mentioned earlier mitigated by lower securities gains of $361,000.

         Total other expenses increased $155,000, or 13.48%, for three months ended June 30, 1996 as compared to the same period in 1995. FDIC insurance premium declined $27,000. However, foreclosed asset expenses increased $69,000. In addition, legal fees increased approximately $105,000 as a result of expenses incurred in connection with litigation with the FDIC involving the Company's chairman and the Bank's former president, as compared to the same period in 1995.

         Net cash flows from operating activities increased $1.1 million, principally as the result of changes in the trading securities portfolio.

         Net increase in cash used in investing activities was $2.14 million during the three months ended June 30, 1996, as compared to the same period in 1995. The increase was primarily attributed to net increase in investment securities of $1.3 million and in loan originations of $0.7 million.

         Cash flows from financing activities increased $2.8 million, primarily as the result of increase in deposits of $2.6 million.

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

         The Notices initiate administrative proceedings in which the FDIC, as a result of transactions occurring prior to February 1992, is seeking to prohibit Messrs. Leuthe and Marvin from further participation in the conduct of the affairs of any bank insured by the FDIC or any other federally insured depository institution, without the prior approval of the FDIC and the appropriate federal financial institution regulatory agency. The allegations of the FDIC are substantially the same as those which formed the basis of the Stipulation of Settlement with and Administrative Order of the Pennsylvania Department of Banking. The Company and the Bank entered into the Stipulation of Settlement and consented to the Administrative Order in March 1993. The Notices also seek to impose civil monetary penalties of $500,000 against Mr. Leuthe and $300,000 against Mr. Marvin. Neither the Company nor the Bank is a party to these proceedings. Both Mr. Leuthe and Mr. Marvin deny wrongdoing and are defending these actions. Hearings before a Federal Administrative Law Judge, concerning this matter commenced on July 9, 1996 and are expected to last approximately two to three months.

         Under both the Company's and the Bank's Bylaws, the Company and the Bank are required to indemnify Messrs. Leuthe and Marvin in connection with the administrative proceedings brought against them by reason of fact that they are or were Officers and Directors of the Bank. However, Mr. Leuthe and/or Mr. Marvin are required to reimburse the Company and/or the Bank for all expenses incurred or advanced by the Company or the Bank in connection with such events if a court ultimately determines that the alleged actions or omissions of Mr. Leuthe and/or Mr. Marvin constitute willful misconduct or recklessness. While it is difficult to determine the amount of indemnification in this case, the Company believes at this time that the amount will not materially and adversely affect the Company's financial condition.

         The Company carries Director's and Officer's Liability Insurance coverage and is in the process of submitting a claim for reimbursement of its expenses in connection with these proceedings.

         Management is aware that the FDIC and Mr. Marvin have reached a tentative settlement in this matter subject to formal FDIC approval. It is the Bank's understanding that the settlement does not assess any monetary damages or penalties against Mr. Marvin.

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

            3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Form SB-2 Registration Statement No. 33-71712).

           11.1         Statement re: Computation of Per Share Earnings.

           27           Financial Data Schedule.

                  (b) Reports on Form 8-K.

         The Company filed Form 8-K current report on June 11, 1996, reporting a settlement of significant real estate transaction that had been in protracted litigation under Item 5 of Form 8-K.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              FIRST LEHIGH CORPORATION

Date:    August 13, 1996                      By: /s/James L. Leuthe
                                                  -----------------------------
                                                  James L. Leuthe, Chairman
                                                  of the Board and Chief
                                                  Executive Officer



Date:    August 13, 1996                      By: /s/Kashmira K. Lodaya
                                                  -----------------------------
                                                  Kashmira K. Lodaya, Treasurer
                                                  (principal financial and
                                                  accounting officer)

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

    3.2              Bylaws of the Company (incorporated by
                     reference to Exhibit 3.2 to the Company's
                     Form SB-2 Registration Statement
                     No. 33-71712).

   11.1              Statement re: Computation of Per Share             40 - 43
                     Earnings.

   27                Financial Data Schedule.                           44 - 45

FIRST LEHIGH CORPORATION AND SUBSIDIARY
COMPUTATION OF EARNINGS PER SHARE                   EXHIBIT 11.1
SIX MONTHS ENDED JUNE 30, 1996 AND 1995             Page 1 of  4


                                          JUNE            JUNE
PRIMARY EARNINGS PER SHARE:             30, 1996        30, 1995
                                      ----------      ----------
NET INCOME                             2,276,373         274,162
LESS DIVIDENDS IN ARREARS:
    SERIES A                            (110,996)       (110,996)
    SENIOR PREFERRED                    (106,113)       (106,113)
                                      ----------      ----------
ADJUSTED NET INCOME                    2,059,265          57,053
                                      ----------      ----------
COMMON STOCK EQUIVALENT SHARES
OUTSTANDING:                           2,848,902       2,848,902
                                      ----------      ----------
PRIMARY EARNINGS PER SHARE                  0.72            0.02
                                      ==========      ==========



COMPUTATION OF COMMON STOCK
               EQUIVALENT SHARES:
         COMMON STOCK                  2,000,000       2,000,000
         SENIOR PREFERRED STOCK          848,902         848,902
                                      ----------      ----------
TOTAL                                  2,848,902       2,848,902
                                      ==========      ==========


FULLY DILUTED EARNINGS                    JUNE            JUNE
   PER SHARE:                           30, 1996        30, 1995
                                      ----------      ----------
NET INCOME                             2,276,373         274,162
LESS DIVIDENDS IN ARREARS:
   SERIES A                             (110,996)       (110,996)
   SENIOR PREFERRED                     (106,113)       (106,113)
                                      ----------      ----------
ADJUSTED NET INCOME                    2,059,265          57,053
                                      ----------      ----------
FULLY DILUTED COMMON STOCK
EQUIVALENT SHARES OUTSTANDING:         3,414,502       3,396,927
                                      ----------      ----------
FULLY DILUTED EARNINGS PER SHARE            0.60            0.02
                                      ==========      ==========


COMPUTATION OF FULLY DILUTED
COMMON STOCK EQUIVALENTS:
SHARES OUTSTANDING                     2,000,000       2,000,000
INCLUSION OF SERIES A SHARES
    AT CONVERSION RATE (1)               545,600         545,600
INCLUSION OF SENIOR PREFERRED
    SHARES (2)                           848,902         848,902
INCLUSION OF STOCK OPTIONS (3)            20,000           2,425
                                      ----------      ----------
TOTAL                                  3,414,502       3,396,927
                                      ==========      ==========
- ---------------------------------

(1) ASSUMES THE CONVERSION OF THE SERIES A PREFERRED STOCK INTO COMMON SHARES AT THE RATE OF .8 SHARES OF COMMON STOCK FOR EACH SHARE OF SERIES A PREFERRED STOCK. THE CONVERSION RATE OF SERIES A PREFERRED STOCK CHANGED FROM .8 to .72 IN MARCH 1996. HOWEVER, THE BOARD OF DIRECTORS HAS APPROVED AN AMENDMENT THAT WOULD RETAIN THE .8 CONVERSION RATE UNTIL MARCH 1999, SUBJECT TO SHAREHOLDER APPROVAL. FOR PURPOSES OF THIS CALCULATION THE CONVERSION RATE OF .8 WAS USED.

(2) ASSUMES CONVERSION OF SENIOR PREFERRED SHARES INTO COMMON STOCK AT FULL VALUE SINCE THE BASE VALUE APPROXIMATES MARKET VALUE. THE SENIOR PREFERRED SHARES ARE COMMON STOCK EQUIVALENTS SINCE ITS EFFECTIVE YIELD WAS LESS THAN 66.6% OF AN AVERAGE Aa CORPORATE BOND YIELD AT THE TIME OF ISSUANCE.

(3) ASSUMES CONVERSION OF THE STOCK OPTIONS INTO COMMON SHARES USING TREASURY STOCK METHOD OF COMPUTATION.

FIRST LEHIGH CORPORATION AND SUBSIDIARY
COMPUTATION OF EARNINGS PER SHARE
THREE MONTHS ENDED JUNE 30, 1996 AND 1995                           Page 3 of 4

                                          JUNE            JUNE
PRIMARY EARNINGS PER SHARE:             30, 1996        30, 1995
                                      ----------      ----------
NET INCOME                             2,144,646         160,933
LESS DIVIDENDS IN ARREARS:
    SERIES A                             (55,498)        (55,498)
    SENIOR PREFERRED                     (53,056)        (53,056)
                                      ----------      ----------
ADJUSTED NET INCOME                    2,036,092          52,379
                                      ----------      ----------
COMMON STOCK EQUIVALENT SHARES
OUTSTANDING:                           2,848,902       2,848,902
                                      ----------      ----------
PRIMARY EARNINGS PER SHARE                  0.71            0.02
                                      ==========      ==========


COMPUTATION OF COMMON STOCK
               EQUIVALENT SHARES:
         COMMON STOCK                  2,000,000       2,000,000
         SENIOR PREFERRED STOCK          848,902         848,902
                                      ----------      ----------
TOTAL                                  2,848,902       2,848,902
                                      ==========      ==========


FULLY DILUTED EARNINGS                    JUNE            JUNE
   PER SHARE:                           30, 1996        30, 1995
                                      ----------      ----------
NET INCOME                             2,144,646         160,933
LESS DIVIDENDS IN ARREARS:
   SERIES A                              (55,498)        (55,498)
   SENIOR PREFERRED                      (53,056)        (53,056)
                                      ----------      ----------
ADJUSTED NET INCOME                    2,036,092          52,379
                                      ----------      ----------
FULLY DILUTED COMMON STOCK
EQUIVALENT SHARES OUTSTANDING:         3,414,502       3,396,927
                                      ----------      ----------
FULLY DILUTED EARNINGS PER SHARE            0.60            0.02
                                      ==========      ==========


COMPUTATION OF FULLY DILUTED
COMMON STOCK EQUIVALENTS:
SHARES OUTSTANDING                     2,000,000       2,000,000
INCLUSION OF SERIES A SHARES
    AT CONVERSION RATE (1)               545,600         545,600
INCLUSION OF SENIOR PREFERRED
    SHARES (2)                           848,902         848,902
INCLUSION OF STOCK OPTIONS (3)            20,000           2,425
                                      ----------      ----------
TOTAL                                  3,414,502       3,396,927
                                      ==========      ==========
- --------------------------------

(1) ASSUMES THE CONVERSION OF THE SERIES A PREFERRED STOCK INTO COMMON SHARES AT THE RATE OF .8 SHARES OF COMMON STOCK FOR EACH SHARE OF SERIES A PREFERRED STOCK. THE CONVERSION RATE OF SERIES A PREFERRED STOCK CHANGED FROM .8 to .72 IN MARCH 1996. HOWEVER, THE BOARD OF DIRECTORS HAS APPROVED AN AMENDMENT THAT WOULD RETAIN THE .8 CONVERSION RATE UNTIL MARCH 1999, SUBJECT TO SHAREHOLDER APPROVAL. FOR PURPOSES OF THIS CALCULATION THE CONVERSION RATE OF .8 WAS USED.

(2) ASSUMES CONVERSION OF SENIOR PREFERRED SHARES INTO COMMON STOCK AT FULL VALUE SINCE THE BASE VALUE APPROXIMATES MARKET VALUE. THE SENIOR PREFERRED SHARES ARE COMMON STOCK EQUIVALENTS SINCE ITS EFFECTIVE YIELD WAS LESS THAN 66.6% OF AN AVERAGE Aa CORPORATE BOND YIELD AT THE TIME OF ISSUANCE.

(3) ASSUMES CONVERSION OF THE STOCK OPTIONS INTO COMMON SHARES USING TREASURY STOCK METHOD OF COMPUTATION.