Form 10QSB
period 1996-09-30
FIRST LEHIGH CORP
filed 1996-11-13
CIK 707357

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended September 30, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ___________________ to ____________________

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

                              Yes |X|   No __

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the issuer's classes of common equity, as of the latest practicable date: 2,000,000 shares of common stock, par value $.01 per share, as of September 30, 1996.

Transitional Small Business Disclosure Format (check one):

                              Yes __    No |X|

                            FIRST LEHIGH CORPORATION
                                   FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996


                                      INDEX

Part I - Financial Information                                      Page Number
-------------------------------                                     -----------

Item 1.  Financial Statements:
          Consolidated Balance Sheet as of
            September 30, 1996 and
            December 31, 1995.........................................       3

          Consolidated Statements of Income for the
            nine months ended
            September 30, 1996 and 1995...............................    4 - 5

         Consolidated Statements of Income for
           the three months ended
           September 30, 1996 and 1995................................    6 - 7

         Consolidated Statement of Cash Flows
           for the nine months ended
           September 30, 1996 and 1995................................        8

         Consolidated Statement of Cash Flows for
           the three months ended
           September 30, 1996 and 1995................................        9

         Notes to Consolidated Financial Statements...................  10 - 16

Item 2.  Management's Discussion and Analysis or
          Plan of Operations..........................................  17 - 35

Part II - Other Information

Item 1.  Legal Proceedings............................................       36

Item 6.  Exhibits and Reports on Form 8-K.............................       37

          Signatures..................................................       38

FIRST LEHIGH CORPORATION
CONSOLIDATED BALANCE SHEET

                                                                        September 30,   December 31,
                                                                            1996           1995
                                                                            ----           ----
                                                                      (in thousands except share data)
                                                                         (Unaudited)
ASSETS
Cash and due from banks............................................        $  2,941      $  2,578
Federal funds sold.................................................           1,528         2,465
                                                                            --------      -------
                    Cash and cash equivalents......................           4,469         5,043
Securities held-to-maturity (estimated fair
 value of $4,152 and $4,328, respectively).........................           4,437         4,441
Securities available-for-sale......................................          21,893        21,437
Trading securities.................................................           6,988         6,038
Loans and leases...................................................          65,726        59,387
   Less:  unearned income..........................................            (471)         (514)
          allowance for loan losses................................          (1,760)       (1,624)
                                                                            --------     --------
                    Net loans......................................          63,495        57,249
Premises and equipment, net........................................           2,090         2,174
Real estate and other investments..................................              47           163
Foreclosed assets held for sale....................................           5,249         4,814
Other assets.......................................................           2,120         2,039
                                                                            --------     --------
                    Total Assets...................................        $110,788      $103,398
                                                                            ========     ========
LIABILITIES
Deposits:
   Noninterest-bearing.............................................        $ 10,156      $  9,689
   Interest-bearing................................................          85,064        82,623
                                                                           --------      --------
                    Total Deposits.................................          95,220        92,312
Other liabilities..................................................             443           472
Other borrowed funds...............................................           2,400             0
Long-term debt.....................................................             299           381
                                                                           --------      --------
                    Total Liabilities..............................          98,362        93,165
                                                                           --------      --------

SHAREHOLDERS' INVESTMENT
Senior preferred stock, par value of $.01 per share,
 1,500,000 shares authorized, 848,902
 shares issued and outstanding.....................................               8             8
Series A preferred stock, par value $.01 per share,
 1,000,000 shares authorized; 682,000 shares issued and
 outstanding (liquidation preference of $2,114)....................               7             7
Common stock, par value $.01 per share, 10,000,000
 authorized; 2,000,000 shares issued and outstanding...............              20            20
Contributed capital in excess of par value.........................           8,764         8,764
Retained earnings..................................................           4,077         1,340
Unrealized appreciation (depreciation) on securities
 available-for-sale................................................            (450)           94
                                                                           --------      --------
                    Total Shareholders' Investment.................          12,426        10,233
                                                                           --------      --------
                    Total Liabilities and
                     Shareholders' Investment......................        $110,788      $103,398
                                                                           ========      ========


The accompanying notes are an integral part of the consolidated financial statements.

FIRST LEHIGH CORPORATION
CONSOLIDATED STATEMENT OF INCOME

                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                      -------------------------------
                                                             1996          1995
                                                             ----          ----
                                                     (in thousands, except share data)
                                                                (Unaudited)
INTEREST INCOME:
Interest and fees on loans ............................     $ 4,216      $ 3,825
Interest and dividends on investment securities:
 Taxable interest income ..............................       1,204        1,144
 Dividends ............................................         200          157
Interest on federal funds sold ........................          78          104
                                                            -------      -------
                  Total Interest Income ...............       5,698        5,230
                                                            -------      -------

INTEREST EXPENSE:
Interest on deposits ..................................       2,660        2,574
Interest on other borrowed funds ......................          41           42
Interest on long-term debt ............................          23           32
                                                            -------      -------
                  Total Interest Expense ..............       2,724        2,648
                                                            -------      -------
NET INTEREST INCOME ...................................       2,974        2,582

PROVISION (CREDIT) FOR LOAN LOSSES ....................        (667)         250
                                                            -------      -------

NET INTEREST INCOME AFTER PROVISION (CREDIT)
 FOR LOAN LOSSES ......................................       3,641        2,332
                                                            -------      -------

OTHER INCOME:
Service charges, fees and other income ................         422          360
Gain on sale of foreclosed assets, net ................          46           33
Rental income .........................................           0           11
Realized gains on investment securities, net ..........           0           18
Trading securities gains, net .........................         842        1,335
Litigation settlement .................................       1,539            0
                                                            -------      -------
                  Total Other Income ..................       2,849        1,757
                                                            -------      -------

OTHER EXPENSES:
Salaries and employee benefits ........................         954          996
Net occupancy expense .................................         398          398
Equipment expense .....................................         158          184
FDIC insurance ........................................         116          172
Foreclosed asset expenses .............................         510          588
Other .................................................       1,616        1,688
                                                            -------      -------
                  Total Other Expenses ................       3,752        4,026
                                                            -------      -------






INCOME BEFORE PROVISION FOR INCOME TAXES ......           2,738              63

PROVISION FOR INCOME TAXES ....................               0               0
                                                    -----------     -----------
NET INCOME ....................................     $     2,738     $        63
                                                    ===========     ===========
PRIMARY EARNINGS PER SHARE ....................     $      0.85     $     (0.09)
                                                    ===========     ===========
FULLY DILUTED EARNINGS PER SHARE ..............     $      0.71     $     (0.09)
                                                    ===========     ===========

WEIGHTED AVERAGE COMMON SHARES AND
 COMMON SHARE EQUIVALENTS OUTSTANDING:
   Primary ....................................       2,848,902       2,848,902
   Fully Diluted ..............................       3,414,502       2,848,902

The accompanying notes are an integral part of the consolidated financial statements.

FIRST LEHIGH CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS

                                                  THREE MONTHS ENDED SEPTEMBER 30,
                                                  --------------------------------
                                                         1996           1995
                                                         ----           ----
                                                  (in thousands, except share data)
                                                            (Unaudited)
INTEREST INCOME:
Interest and fees on loans ........................   $     1,468   $     1,335
Interest and dividends on investment securities:
 Taxable interest income ..........................           434           387
 Dividends ........................................            59            53
Interest on federal funds sold ....................            20            47
                                                      -----------   -----------
                  Total Interest Income ...........         1,981         1,822
                                                      -----------   -----------

INTEREST EXPENSE:
Interest on deposits ..............................           897           914
Interest on other borrowed funds ..................            24             1
Interest on long-term debt ........................             7            10
                                                      -----------   -----------
                  Total Interest Expense ..........           928           925
                                                      -----------   -----------
NET INTEREST INCOME ...............................         1,053           897

PROVISION FOR LOAN LOSSES .........................             0           250
                                                      -----------   -----------

NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES ..................................         1,053           647
                                                      -----------   -----------

OTHER INCOME:
Service charges, fees and other income ............           121           117
Gain on sale of foreclosed assets, net ............            28             0
Rental income .....................................             0             2
Realized gains on investment securities, net ......             0            18
Trading securities gains, net .....................           576           654
                                                      -----------   -----------
                  Total Other Income ..............           725           791
                                                      -----------   -----------

OTHER EXPENSES:
Salaries and employee benefits ....................           320           322
Net occupancy expense .............................           131           134
Equipment expense .................................            55            57
FDIC insurance ....................................            38            41
Foreclosed asset expenses .........................           140           195
Other .............................................           632           900
                                                      -----------   -----------
                  Total Other Expenses ............         1,316         1,649
                                                      -----------   -----------






INCOME (LOSS) BEFORE PROVISION
 FOR INCOME TAXES .................................           462          (211)

PROVISION FOR INCOME TAXES ........................             0             0
                                                      -----------   -----------
NET INCOME (LOSS) .................................   $       462   $      (211)
                                                      ===========   ===========

PRIMARY EARNINGS PER SHARE ........................   $      0.12   $     (0.11)
                                                      ===========   ===========

FULLY DILUTED EARNINGS PER SHARE ..................   $      0.10   $     (0.11)
                                                      ===========   ===========

WEIGHTED AVERAGE COMMON SHARES AND
 COMMON SHARE EQUIVALENTS OUTSTANDING:
   Primary ........................................     2,848,902     2,848,902
   Fully Diluted ..................................     3,414,502     2,848,902

The accompanying notes are an integral part of the consolidated financial statements.

FIRST LEHIGH CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                             -------------------------------
                                                                 1996             1995
                                                                 ----             ----
                                                                     (in thousands)
                                                                      (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income .............................................   $ 2,738        $    63
     Adjustments to reconcile net income to net cash
     provided by operating activities:
       Provision (credit) for loan losses ...................      (667)           250
       Provision for foreclosed asset losses ................       160            315
       Write-off of capitalized legal expenses ..............         0            400
       Depreciation .........................................       122            128
       Amortization and accretion ...........................        69             81
       Realized gain on investment securities, net ..........         0             18
       Net (increase) decrease in trading securities ........      (950)           401
       Gain on sale of  foreclosed assets held for sale .....       (46)           (33)
       Gain on sale of real estate and other investments ....      (397)             0
       (Gain) loss on sale/disposal of equipment ............        (7)             6
       Change in:
         Other assets .......................................      (162)           (14)
         Other liabilities ..................................       (29)           (38)
                                                                -------        -------
     NET CASH PROVIDED BY OPERATING ACTIVITIES ..............       831          1,541
                                                                -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Securities available-for-sale:
       Proceeds from maturities .............................     2,224            612
       Proceeds from sales ..................................       773            854
       Purchases of securities ..............................    (3,999)        (3,030)
     Net increase in loans and leases .......................    (7,318)        (2,749)
     Proceeds from sales of premises and equipment ..........         7             54
     Capital expenditures for premises and equipment ........       (38)           (44)
     Proceeds from sales of foreclosed assets ...............     1,105          1,689
     Capitalized expenditures for foreclosed assets .........       (36)          (199)
     Proceeds from sales of real estate and other investments       614              0
     Proceeds from sales of other assets ....................        37             23
                                                                -------        -------
     NET CASH USED IN INVESTING ACTIVITIES ..................    (6,631)        (2,790)
                                                                -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in deposits ...............................     2,908          3,346
     Net increase (decrease) in other borrowed funds ........     2,400         (3,811)
     Payments on long-term debt .............................       (82)           (82)
                                                                -------        -------
     NET CASH PROVIDED BY (USED IN)
       FINANCING ACTIVITIES .................................     5,226           (547)
                                                                -------        -------

NET DECREASE IN CASH AND CASH EQUIVALENTS ...................      (574)        (1,796)
CASH AND CASH EQUIVALENTS, BEGINNING ........................     5,043          5,660
                                                                -------        -------
CASH AND CASH EQUIVALENTS, ENDING ...........................   $ 4,469        $ 3,864
                                                                =======        =======
SUPPLEMENTARY DISCLOSURE:
     Cash paid for interest .................................   $ 2,726        $ 2,585

The accompanying notes are an integral part of the consolidated financial statements.

FIRST LEHIGH CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                            THREE MONTHS ENDED SEPTEMBER 30,
                                                            --------------------------------
                                                                  1996       1995
                                                                  ----       ----
                                                                  (in thousands)
                                                                    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income (loss) ......................................   $   462    $  (211)
     Adjustments to reconcile net income to net cash
     provided by operating activities:
       Provision for loan losses ............................         0        250
       Provision for foreclosed asset losses ................         0         55
       Write-off of capitalized legal expenses ..............         0        400
       Depreciation .........................................        41         40
       Amortization and accretion ...........................        19         27
         Realized gain on investment securities, net ........         0        (18)
       Net decrease in trading securities ...................       212        217
       Gain on sale of foreclosed assets held for sale ......       (28)         0
       Loss on sale of real estate and other investments ....         3          0
       Change in:
         Other assets .......................................      (177)       313
         Other liabilities ..................................      (167)        11
                                                                -------    -------
     NET CASH PROVIDED BY OPERATING ACTIVITIES ..............       365      1,084
                                                                -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Securities available-for-sale:
       Proceeds from maturities .............................        69        524
       Proceeds from sales ..................................         0        854
       Purchases of securities ..............................         0     (1,123)
     Net increase in loans and leases .......................    (1,117)      (956)
     Proceeds from sales of premises and equipment ..........         0         24
     Capital expenditures for premises and equipment ........        (2)       (11)
     Proceeds from sales of foreclosed assets ...............       765        441
     Capitalized expenditures for foreclosed assets .........       (36)      (108)
     Proceeds from sales of real estate and other investments        97          0
     Proceeds from sales of other assets ....................        14          5
                                                                -------    -------
     NET CASH USED IN INVESTING ACTIVITIES ..................      (210)      (350)
                                                                -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net decrease in deposits ...............................      (810)       (48)
     Net increase (decrease) in other borrowed funds ........       550       (400)
     Payments on long-term debt .............................       (28)       (27)
                                                                -------    -------
     NET CASH USED IN FINANCING ACTIVITIES ..................      (288)      (475)
                                                                -------    -------

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS ....................................      (133)       259
CASH AND CASH EQUIVALENTS, BEGINNING ........................     4,602      3,605
                                                                -------    -------
CASH AND CASH EQUIVALENTS, ENDING ...........................   $ 4,469    $ 3,864
                                                                =======    =======
SUPPLEMENTARY DISCLOSURE:
     Cash paid for interest .................................   $   932    $   909

The accompanying notes are an integral part of the consolidated financial statements.

                            FIRST LEHIGH CORPORATION
                                   FORM 10-QSB

Part I   -  Financial Information (Cont'd)

Part 1.  -  Financial Statements (Cont'd)


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


         INCOME TAXES

         At September 30, 1996 the Company has available approximately $4.93 million of net operating losses based on its filed tax returns through December 31, 1995, which begin to expire 2007 if not utilized. No tax benefit related to the unused net operating loss carry forward has been recognized in these financial statements except for the reduction of the provision for income taxes due to the availability of the net operating losses.


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


         STATEMENT OF CASH FLOWS

         The Company transferred approximately $1,617,000 from loans to foreclosed assets held for sale during the nine months ended September 30, 1996.

         LONG TERM DEBT

         The Company has a term note with an outstanding balance of $299,484 at September 30, 1996. Principal payments of $9,100 plus interest, at the lenders commercial rate plus 0.6%, are due monthly. The note is secured by less than 10% of the shares of the Bank which are owned by the Company.


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

         The Pennsylvania Order

         Capital Requirements and Dividend Restrictions

         Under the terms of the Pennsylvania Order, the Bank is required to maintain, at all times, a minimum Tier I capital equal to or greater than 6.5% of the Bank's adjusted total assets, plus a fully-funded loan loss reserve. The Bank must provide the Pennsylvania Department of Banking with a quarterly report detailing the maintenance of a 6.5% Tier I capital ratio and a "fully-funded loan loss reserve". As of September 30, 1996, the Bank's Tier I capital ratio was 10.88%. The Bank is required to maintain a formal program to review the adequacy of the Bank's allowance for loan and lease losses. The Bank may not declare or pay any cash dividend without the prior written approval of the Department and the Regional Director of the FDIC.

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

         Performance Objectives

         The following performance objectives were also stated in the Pennsylvania Order: (i) the Bank must reduce the level of nonaccrual loans to total gross loans noted in the Report of Examination as of June 30, 1995, to no more than 7% by August 26, 1996, and further reduce such ratio to no more than 4% by November 24, 1996 and 2% by February 22, 1997; and (ii) the Bank must reduce the level of classified assets as of June 30, 1995, to no more than 100% of Tier I capital and reserve for loan and lease losses by August 26, 1996, and further reduce such ratio to 75% by November 24, 1996 and 50% by February 22, 1997. As of September 30, 1996, the Bank's level of nonaccrual loans to gross loans was 4.13%, and the Bank's level of classified assets to Tier I capital and reserve for loan and lease losses was 68.57%.

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

         Status of Compliance with the Pennsylvania Order

         The Company believes that it and the Bank are currently in compliance with the Pennsylvania Order. The Pennsylvania Order requires the Bank to reduce the level of nonaccrual loans to total gross loans noted in the report of examination as of June 30, 1995, to no more than 7% by August 26, 1996. As of September 30, 1996, this ratio was 4.13%. Additionally, the Order requires the Bank to reduce the level of classified assets as of June 30, 1995, to no more than 100% of Tier I capital and the reserve for loan and lease losses by August 26, 1996, with further reductions thereafter. As of September 30, 1996, this ratio was 68.57%. The Pennsylvania Order also contains a provision requiring the Bank to maintain, at all times, a minimum Tier I capital equal to or greater than 6.5% of the Bank's adjusted total assets, plus a fully-funded loan loss reserve. As of September 30, 1996 this ratio was 10.88% and the Bank's loan loss reserve was fully funded.

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

         Status of Compliance with the Memorandum of Understanding

         The Bank is currently in compliance with the requirements of the Memorandum of Understanding. As of September 30, 1996 the Bank's Tier I capital ratio was 10.88%, which is greater than the 6.0% ratio required by the Memorandum of Understanding. The Bank has made necessary charge-offs and revised and adopted its credit and investment policies. The earnings improvement plan required has been prepared and submitted.

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

         Status of Compliance with the Federal Reserve Agreement

         According to information received from the Federal Reserve Bank, the Company believes that it is currently in substantial compliance with the Federal Reserve Agreement. The Company has received permission from the Federal Reserve Bank to issue the shares in lieu of accumulated dividends for the periods ending December 31, 1994 and December 31, 1995. See page 31 for discussion of a proposed offering of shares of Senior Preferred Stock in lieu of such accumulated dividends.

                            FIRST LEHIGH CORPORATION
                                   FORM 10-QSB


Part I   -  Financial Information (Cont'd)

Item 2.  -  Management's Discussion and Analysis or Plan of Operations:

         The consolidated financial review of the Company is intended to compare the performance of the Company for the periods ended September 30, 1996 and 1995. The review of the information presented should be read in conjunction with the consolidated financial statements and the accompanying notes.

         COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1996 TO
         NINE MONTHS ENDED SEPTEMBER 30, 1995

         NET INCOME

         Net income for the first nine months of 1996 increased $2,675,000, compared to the same period in 1995. The majority of increase, or $1,539,000, was attributed to a settlement (the "Settlement") received with respect to a large impaired loan. On May 21, 1996, the Bank and certain other related parties entered into the Settlement with respect to a significant real estate transaction that had been in protracted litigation. The Bank was notified in January 1996 that it had received a favorable court decision regarding an appeal of an earlier decision of the U.S. Bankruptcy Court, and the Bank had continued to pursue resolution of a substantial real estate transaction. On May 22 and May 23, 1996, First Lehigh Corporation and the Bank received cash payments totaling approximately $4.0 million. The payments were recorded as follows:

                                                             (in thousands)
         Recovery of recorded investment
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
                                                                 ======

         A final cash payment of $600,000 in connection with the settlement of this matter was scheduled to be received in the third quarter of 1996. However, the obligor has delayed payment through further bankruptcy proceedings. The bankruptcy trustee has tentatively scheduled an auction of the bankrupt's estate for December 1996. Any future payments will be recorded as other income when received.

         The other significant factors contributing toward the remaining increase of $1,136,000 in net income during the first nine months of 1996 over the same period in 1995 were as follows: Net interest income increased $392,000, or 15.18%, compared to 1995. Credit for loan losses amounted to $667,000 in 1996 as compared to provision for loan losses of $250,000 in 1995, resulting in net increase in income of $917,000. Other expenses declined $274,000, or 6.81%, during the first nine months of 1996 compared to the same period in 1995. However, net gains on trading securities declined $493,000, or 36.93%, in 1996 as compared to the same period in 1995.

         The profit performance for financial institutions is measured by the return on average assets ("ROA") and the return on average equity ("ROE"). On an annualized basis, the Company's ROA was 3.41% in 1996 compared to 0.08% in 1995. The ROE was 33.20% for the first nine months of 1996 compared to 0.89% in 1995. Excluding $1,539,000 income from the Settlement, on an annualized basis, the Company's ROA and ROE were 1.49% and 14.54%, respectively, for the first nine months of 1996.


         NET INTEREST INCOME

         Net interest income is the difference between interest income and fees on earning assets and interest expense on deposits and borrowed funds. The principal components of earning assets are loans and investment securities. The primary sources used to fund these assets were deposits, borrowed funds, and capital.

         In the first nine months of 1996, as outlined below, net interest income increased $392,000, or 15.18%, over the same period in 1995.

         During the first nine months of 1996, interest and fee income on loans increased $391,000, or 10.22%, over the same period in 1995, as the result of increase in the average loan balance of $5.63 million, or 10.64%. The Bank experienced an increased demand in loan requests during the first three quarters of 1996. In addition, since January 1996, the Bank has instituted a new consumer loan program pursuant to which the Bank signed agreements with several auto dealers to originate their dealer paper. During the first nine months of 1996, the Bank originated $11.52 million consumer loans, as compared to $4.14 consumer loans in the same period in 1995. The average yield on loans, however, declined 4 basis points from 9.64% in 1995 to 9.60% in 1996.

         Interest and dividend income on investment securities increased from $1.30 million in 1995 to $1.40 million in 1996, or 7.92%, partially as the result of receiving a special dividend of $25,000 on an investment. In addition, the average balance of investment security portfolio increased $889,000, or 2.94%, during the first nine months of 1996 than over the same period in 1995, mostly as the result of investing the proceeds from the Settlement in securities. The average yield on securities also increased 27 basis points during 1996 compared to the same period in 1995.

         Interest expense on deposits increased $86,000, or 3.34%, for the nine months ended September 30, 1996 compared to the same period in 1995, partially as the result of higher average balance for interest-bearing deposits of $1.94 million, or 2.35% as compared to the first nine months of 1995. Additionally, the average rate paid by the Bank for the interest-bearing deposits increased 4 basis points from 4.17% in 1995 to 4.21% in 1996 as interest on savings deposits decreased and interest on time deposits increased.

         During the first nine months of 1996, the average yield on interest-earning assets increased 13 basis points and the cost of interest-bearing liabilities increased 2 basis points, resulting in an increase in net spread of 11 basis points. The net yield on interest-earning assets increased 30 basis points during 1996.

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


                                               For the Nine Months Ended September 30,
                                                            (in thousands)

                                                 1996                          1995
                                     Average              Average    Average            Average
                                     Balance   Interest  Yield/Rate  Balance  Interest  Yield/Rate
                                     -------   --------  ----------  -------  --------  ----------
INTEREST-EARNING ASSETS:

Loans(2)                             $58,550    $ 4,216    9.60%     $52,922   $ 3,825   9.64%
Investment securities                 31,124      1,404    6.01%      30,235     1,301   5.74%
Federal funds sold                     1,955         78    5.32%       2,355       104   5.89%
                                     -------    -------    ------    -------   -------   ------
Total interest-earning assets        $91,629    $ 5,698    8.29%     $85,512   $ 5,230   8.16%
                                     =======    -------    ------    =======   -------   ------
INTEREST-BEARING
  LIABILITIES:
Saving deposits                      $36,276    $   754    2.78%     $36,002   $   820   3.05%
Time deposits                         48,037      1,906    5.30%      46,376     1,754   5.06%
Other borrowed funds                     926         41    5.82%         840        42   6.59%
Long-term debt                           340         23    8.89%         450        32   9.38%
                                     -------    -------    ------    -------   -------   ------
Total interest-bearing liabilities   $85,579    $ 2,724    4.25%     $83,668   $ 2,648   4.23%
                                     =======    -------    ------    =======   -------   ------
NET INTEREST INCOME                             $ 2,974                        $ 2,582
                                                =======                        =======
INTEREST RATE SPREAD                                       4.04%                          3.93%
                                                           =====                          =====
NET YIELD ON INTEREST-
EARNING ASSETS(1)                                          4.33%                          4.03%
                                                           =====                          =====
RATIO OF AVERAGE INTEREST-
EARNING ASSETS TO
AVERAGE  INTEREST-BEARING
LIABILITIES                                              107.07%                        102.20%
                                                         =======                        =======

-------------
(1)  Net interest income divided by average interest-earning assets.
(2) For the purpose of these computations, nonaccrual loans are not included in the daily average loan amounts outstanding.

                                               For the Nine Months Ended September 30,
                                                            (in thousands)

                                                 1995                          1994
                                     Average              Average    Average            Average
                                     Balance   Interest  Yield/Rate  Balance  Interest  Yield/Rate
                                     -------   --------  ----------  -------  --------  ----------
INTEREST-EARNING ASSETS:
Loans(2)                              $52,922    $3,825     9.64%    $49,390      $3,552      9.59%
Investment securities                  30,235     1,301     5.74%     27,278       1,173      5.73%
Federal funds sold                      2,355       104     5.89%      2,476          71      3.83%
                                      -------    ------    ------    -------      ------     ------
Total interest-earning assets         $85,512    $5,230     8.16%    $79,144      $4,796      8.08%
                                      =======    ------    ------    =======      ------     ------
INTEREST-BEARING
  LIABILITIES:
Saving deposits                       $36,002    $  820     3.05%    $39,553      $  844      2.85%
Time deposits                          46,376     1,754     5.06%     42,321       1,305      4.12%
Other borrowed funds                      840        42     6.59%         79           2      3.34%
Long-term debt                            450        32     9.38%        545          31      7.50%
                                      -------    ------    ------    -------      ------      -----
Total interest-bearing liabilities    $83,668    $2,648     4.23%    $82,498      $2,182      3.54%
                                      =======    -------   ------    =======      ------      -----
NET INTEREST INCOME                              $2,582                           $2,614
                                                 ======                           ======
INTEREST RATE SPREAD                                        3.93%                             4.54%
                                                            ====                              ====
NET YIELD ON INTEREST-
 EARNING ASSETS(1)                                          4.03%                             4.40%
                                                            ====                              ====
RATIO OF AVERAGE INTEREST-
 EARNING ASSETS TO
AVERAGE  INTEREST-BEARING
LIABILITIES                                               102.20%                            95.93%
                                                          ======                             =====

--------------------

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


                                    For the Nine Months Ended   For the Nine Months Ended
                                    September 30, 1996 vs.      September 30, 1995 vs.
                                    1995 Increase (Decrease)    1994 Increase (Decrease)
                                    Due to                      Due to
                                    ---------------------------------------------------
                                    Volume      Rate   Total    Volume    Rate    Total
                                    ------      ----   -----    ------    ----    -----
                                                       (in thousands)
INTEREST-EARNING ASSETS:
Loans                                $ 415    $ (24)   $ 391    $ 256    $  17    $ 273
Investment securities                   37       66      103      124        4      128
Federal funds sold                     (16)     (10)     (26)      (6)      39       33
                                     -----    -----    -----    -----    -----    -----
Total interest-earning assets        $ 436    $  32    $ 468    $ 374    $  60    $ 434
                                     -----    -----    -----    -----    -----    -----
INTEREST-BEARING LIABILITIES:
Savings deposits                     $  16    $ (82)   $ (66)   $ (83)   $  59      (24)
Time deposits                           31      121      152       91      358      449
Other borrowed funds                     6       (7)      (1)      36        4       40
Long-term debt                          (7)      (2)      (9)      (8)       9        1
                                     -----    -----    -----    -----    -----    -----
Total interest-bearing liabilities   $  46    $  30    $  76    $  36    $ 430    $ 466
                                     -----    -----    -----    -----    -----    -----
CHANGE IN NET INTEREST INCOME        $ 390    $   2    $ 392    $ 338    $(370)   $ (32)
                                     =====    =====    =====    =====    =====    =====

         OTHER INCOME

         Total other income, excluding securities gains, increased $1,603,000 for the nine months ended September 30, 1996 compared to the same period in 1995, principally as the result of recording $1,539,000 for the Settlement of an impaired loan. The amount $1,539,000 represents prior years' interest, late charges, and recovery of legal and other costs associated with the loan. If $1,539,000 were excluded from the other income, other income (excluding securities gains) would have increased $64,000 in 1996 compared to the same period in 1995. The increase of $62,000 in service charges, fees and other income and $13,000 in gain from sale of foreclosed assets were mitigated by a decrease of $11,000 in rental income due to discontinuing the Company's leasing operations. For the first nine months of 1996, the net gain on trading and investment securities portfolios declined $511,000, compared to the same period in 1995. The Company's trading securities are carried at fair value and are comprised primarily of the common stock of other banks and bank holding companies. The strong stock market growth during 1995 and 1996 has resulted in significant net gains in trading securities. A downturn in the overall market would most likely result in future trading securities losses.


         OTHER EXPENSES

         Total other expenses declined $274,000, or 6.81%, for the first nine months of 1996 compared to the same period in 1996. Salaries and employee benefits declined $42,000 in 1996 compared to 1995, principally as a result of $48,000 bonus and relocation expenses incurred during the first nine months of 1995. FDIC insurance premium decreased $56,000, or 32.56%, as the result of lower rates. Foreclosed asset expenses declined $78,000 as compared to the first nine months of 1995. In addition, other expenses declined $72,000, or 4.27% during 1996 as compared to the same period in 1995. Within the other expense category: 1995 legal costs for the Settlement were approximately $377,000 higher than the same period in 1996, while 1996 legal costs for the litigation with the FDIC, involving the Company's chairman and CEO and the Bank's former president, were approximately $347,000 higher than the same period in 1995. Although the Company expects to recover some of these legal costs under its directors and officers liability insurance, such amounts have been expensed pending resolution of the claim for such refunds.


         PROVISION FOR LOAN LOSSES

         The allowance for loan losses was $1.76 million at September 30, 1996, compared to $1.624 million at December 31, 1995. The allowance equaled 2.70% of loans at September 30, 1996, compared to 2.76% at December 31, 1995.

         The adequacy of the allowance for loan losses is measured monthly by an adequacy test. The adequacy test is an evaluation of all loans which have been classified (other loans especially mentioned, substandard, doubtful, loss) by internal loan review, regulatory examination, monitoring of delinquency and other pertinent factors. Allocations are determined by an in depth review of each individual credit based on its potential future loss. The value of tangible collateral and/or guarantees is determined as well as the borrower's ability and willingness to repay. This value, as measured against the loan balance, is used in determining the allowance allocation for collateral-dependent loans. Additionally, the Bank considers the suggested guidelines of its regulatory agencies when completing the analysis of the institution's allowance for loan losses. The guidelines suggest the utilization of minimum percentages of 15%, 50%, and 100% for use in determining general allowances for loans classified as substandard, doubtful and loss, respectively. These requirements are a measurement only and do not constitute a specific allowance placed against any specifically identified loan. Total loans outstanding, net of substandard, doubtful, and loss are given an estimated allowance requirement to absorb future losses. These loans are performing loans, well secured, or loans secured by cash, cash equivalents or marketable securities. Although it would appear that little or no allowance allocations would apply to these loans, allowances need to be made for the historical charge-offs and the human error element in the perfection of the Bank's interest and other issues unforeseen to management. Additionally, the Bank conducts an annual review of all credits in excess of $150,000 or more, which demonstrates any recent delinquency characteristics or other weaknesses, to assure the adequacy of the allowance and provision for loan losses.

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

         In May 1996, management completed a detailed analysis of gross loan charge-offs for the years 1991 to 1995. This analysis took into consideration the type of lending done during those years, changes in the concentration of the loan portfolio and the current composition of the loan portfolio. Based on this review, management decided to increase the general allowance percentage applied to nonclassified loans as of May 31, 1996. This increase resulted in an additional provision for loan losses of approximately $300,000 during the quarter ended June 30, 1996. However, due primarily to the large recovery recorded during the second quarter, an overall credit for loan losses of $667,000 was recorded for the nine months ended September 30, 1996. During the first nine months of 1995, $250,000 provision for loan losses was booked.

         The following table sets forth a reconciliation of the allowance for loan losses and illustrates the charge-offs and recoveries by major loan category for nine months ended September 30, 1996 (in thousands):

             Beginning Balance, January 1, 1996 ......   $1,624
                                                         ------
             Charge-offs:
                Commercial, financial and agricultural     --
                Real estate - construction ...........     --
                Real estate - mortgage ...............      267
                Installment loans to individuals .....       91
                Lease financing ......................       22
                                                         ------
             Total charge-offs .......................      380
                                                         ------
             Recoveries:
                Commercial, financial and agricultural       10
                Real estate - construction ...........     --
                Real estate - mortgage ...............    1,165
                Installment loans to individuals .....        8
                Lease financing ......................     --
                                                         ------
             Total recoveries ........................    1,183
                                                         ------
             Net recoveries ..........................      803
                                                         ------
             Credit for loan losses ..................     (667)
                                                         ------
             Ending Balance, September 30, 1996 ......   $1,760
                                                         ======

             Ratio of net recoveries to
                average loans outstanding ............     1.28%


         FINANCIAL CONDITION

         At September 30, 1996, the Company's total assets were $110.8 million, representing an increase of $7.39 million from December 31, 1995, principally as the result of receiving approximately $4.0 million in the Settlement, a $2.91 million increase in deposits and a $2.4 million of borrowed funds.

         Loans

         Net loans increased $6.25 million from $57.25 million at December 31, 1995 to $63.5 million at September 30, 1996. As mentioned earlier, the Bank originated indirect paper for several auto dealers. The consumer loan portfolio has increased approximately $6.98 million, or 161% since December 31, 1995, mostly as a result of originating more auto loans. The change in the composition of other loans at September 30, 1996 compared to December 31, 1995 is as follows: Real estate construction loans increased $192,000, or 4.36%; Residential real estate loans increased $634,000, or 2.55%; Commercial loans increased $318,000, or 8.01%, while Real estate commercial loans declined $1.74 million, or 8.16%

         The following table sets forth the maturity and repricing schedule of the loan portfolio at September 30, 1996 (in thousands):

                                               After one   After
                                    Within     but within  five
                                    One year   five years  years      Total
   Maturity Schedule:

      Commercial ...............    $ 1,916    $ 1,618    $   679    $ 4,213
      Real estate-construction..      2,917        936        324      4,177
      Real estate-mortgage .....     11,295     19,797     11,741     42,833
      Consumer, net ............        624      9,763        933     11,320
      Nonaccrual loans .........       --         --         --        2,712
                                    -------    -------    -------    -------
Total ..........................    $16,752    $32,114    $13,677    $65,255
                                    =======    =======    =======    =======

Repricing Schedule (1):

      Fixed rate loans .........    $16,607    $26,008    $ 3,645    $46,260
      Floating rate loans ......     15,696        587       --       16,283
      Nonaccrual loans .........       --         --         --        2,712
                                    -------    -------    -------    -------
Total ..........................    $32,303    $26,595    $ 3,645    $65,255
                                    =======    =======    =======    =======

-------------
(1) Data for repricing schedule by loan categories is not available.


         Investment Securities

         The primary objectives of the Company's investment strategy are to maintain an appropriate level of liquidity and to generate income.

         The largest sector of the investment portfolio remains securities of U.S. Government agencies and corporations which totals $22.84 million (amortized costs), or 71.06%, of total investment securities. Included in the above are $4.87 million mortgage-backed products, mostly consisting of collateralized mortgage obligations ("CMO") and real estate mortgage investment conduits ("REMIC"). During the current year, stress tests were conducted twice on these CMOs and REMICs, all of which were passed.

         At the present time, the Company does not engage in the use of derivatives investment products as a means to hedge the risks in its investment, loan or deposit portfolios.


         Deposits and Repurchase Agreement

         Total deposits increased $2.91 million, or 3.15%, from $92.31 million at December 31, 1995 to $95.22 million at September 30, 1996. During the second and third quarter of 1996, the Bank experienced deposit growth in all categories except in money market accounts. Noninterest-bearing demand deposits increased $467,000; savings, club and interest-bearing demand deposits increased $1.56 million, partially as a result of $571,000 increase in Christmas club accounts which will mature in October 1996; and time deposits increased $881,000 since December 31, 1995. As a percentage of total deposits, savings, club accounts and interest-bearing demand deposits represented 38.37% at September 30, 1996, compared to 37.89% at December 31, 1995. There were no brokered deposits within the Company's deposit base at September 30, 1996.

         The balance for a repurchase agreement increased to $2.4 million at September 30, 1996. There were no such borrowings at December 31, 1995. As mentioned earlier, the brisk demand in loans necessitated the borrowing of funds against the repurchase agreement for the short term.

         The following table sets forth maturities of time deposits of $100,000 or more at September 30, 1996 and December 31, 1995.

                                              September 30,  December 31,
                                                 1996           1995
                                                 ----           ----
                                                    (in thousands)
                 Three months or less ....      $1,860        $2,852
                 Over three months through
                        twelve months ....       4,143         2,811
                 Over one year through
                        five years .......       1,427         1,075
                 Over five years .........           0             0
                                                ------        ------
                        TOTAL ............      $7,430        $6,738
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

         The following table represents nonperforming assets of the Company at September 30, 1996 and December 31, 1995.

                                                  September 30, December 31,
                                                     1996           1995
                                                     ----           ----
                                                       (in thousands)
Impaired loans .................................    $ 2,712       $ 5,248
Other loans past due 90 days or more ...........        643           257
                                                    -------       -------
    Total nonperforming loans ..................      3,355         5,505

Foreclosed assets held for sale ................      5,249         4,814
                                                    -------       -------
    Total nonperforming assets .................    $ 8,604       $10,319
                                                    =======       =======
Nonperforming loans as a percentage
    of loans (net of unearned interest) ........       5.14%         9.35%

Nonperforming assets as a percentage of assets..       7.77%         9.98%


         Loans past due 90 days or more increased $386,000 from the amount at December 31, 1995. All delinquent loans are reviewed by management on a weekly basis with regard to legal proceedings and collection efforts. Of the delinquent loans, 44.17% are secured by real estate, 35.30% are loans to consumers and 20.52% are to commercial borrowers.

         Impaired loans declined $2,536,000, or 29.50%, at September 30, 1996 compared to December 31, 1995. Loans with carrying values of $1,617,000 were transferred to foreclosed assets held for sale during 1996. In addition, on May 21, 1996, the Bank stipulated to the Settlement of a U.S. Bankruptcy Court proceeding with respect to a large impaired loan, resulting in a reduction of loan balance of $905,000, as discussed previously. Over 90% of the impaired loans are beyond the point of restructure. These are loans that have been in litigation and/or foreclosure and can only be resolved through liquidation. Management believes that the transfer from impaired loans to foreclosed assets is an improving trend that will continue for the next two to three quarters as most of the litigation and/or foreclosure actions are completed. The improving trend and movement of impaired loans to foreclosed assets enables the Bank to sell the properties. It is anticipated that the aforementioned trend will continue with a resulting decrease in impaired loans and those loans over 90 days delinquent. Although this will increase the Bank's foreclosed assets portfolio, it will enable the Bank to expedite the final sale of these assets. Real estate loans represent $2.636 million of impaired loans and loans to commercial borrowers represent remaining $76,000. The Bank analyzes its allowance requirements monthly and makes provisions to address new developments as they arise in an effort to recognize problems and provide for potential future losses to earnings or capital.

         The majority of nonperforming assets are secured by real estate. The composition of the nonperforming assets at September 30, 1996 follows:

         The following table sets forth the total of commercial and investment properties, all of which are currently in litigation and/or foreclosure.

                 Commercial/Investment Properties:
                 Impaired and over 90 days .......   $1,225,633
                 Foreclosed assets held for sale..      832,565
                                                     ----------
                 Total ...........................   $2,058,198
                                                     ==========

         The following table sets forth the total of residential properties to be foreclosed upon and liquidated, including properties currently owned that are listed for sale. All litigation and foreclosure proceedings in the nonaccrual and over 90-day category are being actively pursued.

                 Residential:
                 Impaired and over 90 days .......   $  901,978
                 Foreclosed assets held for sale..    1,563,657
                                                     ----------
                 Total ...........................   $2,465,635
                                                     ==========

         The following table sets forth the total of land developments and building lots to be foreclosed upon and liquidated, including land developments and building lots currently owned and listed for sale. All litigation and foreclosure proceedings in the nonaccrual and over 90-day category are being actively pursued.

                Land Development/Building Lots:
                Impaired and over 90 days .......   $  529,844
                Foreclosed assets held for sale..    2,514,506
                                                    ----------
                Total ...........................   $3,044,350
                                                    ==========

         The following table sets forth the total of loans in litigation that are not secured by real estate.

         Secured by Other Than Real Estate:
         Impaired and over 90 days...............   $  672,113
                                                    ==========

         The following table sets forth the total of assets that are listed as nonperforming, but which are under agreements that provide a yield at or in excess of current market rates.

         Performing/Nonperforming Assets:
         Impaired and over 90 days................ $   25,261
                                                   ==========

         The following table sets forth the total of assets that are under agreement or are being paid off with the settlement dates to take place in the fourth quarter of 1996.

         Assets Under Agreement or Payoffs:
         Impaired and over 90 days................ $        0
         Foreclosed assets held for sale..........     338,371
                                                   -----------
         Total.................................... $   338,371
                                                   ===========

         At September 30, 1996, there were no loans, other than those classified as nonperforming loans, where known information about borrowers' possible credit problems causes management to have serious doubts as to their ability to comply with the current loan repayment terms.

         In January 1996, the Company's Board of Directors developed a disposition plan to reduce approximately $5.3 million of nonperforming and/or classified assets. This disposition plan was initiated to comply with an Administrative Order of the Pennsylvania Department of Banking, a written agreement of the Federal Reserve Bank and orders issued by the FDIC. As part of this disposition plan, the Company will aggressively market its nonperforming and/or classified assets. Through September 30, 1996, the Company eliminated gross $3.47 million of nonperforming and/or classified assets, including $290,000 in charge-offs, $1,865,600 in cash payments and $1,315,500 as a result of declassification or cures. The $3.47 million reduction was slightly lower than management's targeted reduction of $3.95 million. Pending and potential reductions for the fourth quarter are expected to approximate $1.759 million, more than the targeted $1.317 million per quarter. Total reduction for 1996 is estimated at $5.23 million which is in line with the $5.3 million projection made in January 1996. The Bank anticipates that it will be in compliance with the regulatory requirements (See "Regulatory Matters" under the notes to the consolidated financial statements included in part I of this report) as of November 24, 1996.

         Management believes that the current level of dispositions of nonperforming assets will allow the Bank to meet all scheduled regulatory requirements discussed in Regulatory Matters. The Company continues to market its foreclosed assets held for sale through listing by external agents.


         LIQUIDITY AND FUNDS MANAGEMENT

         Liquidity management ensures that adequate funds will be available to meet anticipated and unanticipated deposit withdrawals, debt servicing payments, investment commitments, commercial and consumer loan demand and ongoing operating expenses. Funding sources include principal repayments on loans and investments, sales of assets, growth in core deposits, short and long-term borrowings and repurchase agreements. Regular loan payments are a dependable source of funds, while the sale of loans and investment securities, deposit flows, and loan prepayments are significantly influenced by general economic conditions and level of interest rates.

         At September 30, 1996, the Company maintained $4.469 million in cash and cash equivalents in the form of cash and due from banks (after reserve requirements). In addition, the Company had $21.893 million in securities available-for-sale representing 19.76% of total assets at September 30, 1996.

         The Company considers its primary source of liquidity to be its core deposit base. The Company will continue to promote the acquisition of deposits through its branch offices. At September 30, 1996, approximately 79.24% of the Company's assets were funded by core deposits acquired within its market area. An additional 11.22% of the assets were funded by the Company's equity. These two components provide a substantial and stable source of funds.

         The Company's Board of Directors has not declared or paid any dividends on the outstanding shares of either its Senior Preferred Stock or its Series A Preferred Stock due to restrictions placed on it by federal and state banking regulators and other restrictions that do not permit the Bank to pay dividends to the holding company. The amount of undeclared dividends in arrears on the Senior and Series A Preferred Stock at September 30, 1996, were $441,939 and $1,165,453, respectively.

         The Company has filed a registration statement with Securities and Exchange Commission with respect to 57,000 shares of its Senior Preferred Stock. These shares will be offered to holders of Senior Preferred Stock in exchange for such holder's agreement to waive such holder's rights to receive dividends that have accumulated on shares of Senior Preferred Stock through December 31, 1995. Holders accepting this offer will receive one share of Senior Preferred Stock for each $5 of accumulated dividends that are waived. The total amount of accumulated dividends on Senior Preferred Stock at December 31, 1995 was $282,770. Accordingly, a maximum of 56,554 shares can be issued in the offering under such registration statement.

         For the nine months ended September 30, 1996, cash and cash equivalents decreased $574,000. Changes in cash are measured by changes in three major classifications of cash flows known as operating, investing and financing activities.

         During the first nine months of 1996, net cash and cash equivalents of $831,000 were provided by operating activities compared to $1.541 million provided in the same period in 1995, a decrease of $710,000, principally as the result of increased activities in trading securities during 1996.

         Net increase in cash used in investing activities was $3.84 million during the first nine months of 1996 as compared to the same period in 1995. The primary reason for the increase was attributed to net increase in cash expenditures of $4.57 million for loans, offset in part by net cash provided by investment securities of $562,000. In addition, net proceeds from sale of foreclosed assets declined $421,000, while net cash provided from sale of real estate and other investments increased $614,000 during the first nine months of 1996 as compared to the same period in 1995.

         Net cash of $5.23 million was provided by financing activities during the first nine months of 1996 as compared to $547,000 used in the same period in 1995, representing a net change in financing activities of $5.77 million. Net increase of $6.21 million cash provided from repurchase agreement, offset in part by $438,000 decline in cash provided from deposit activities was the primary reason for the net change for the nine months ended September 30, 1996 as compared to the same period in 1995.


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

         At September 30, 1996 the Company maintained a one-year cumulative GAP of negative $6.792 million, or 6.97% of total interest-earning assets which have been adjusted for the depreciation on securities available-for-sale. The effect of this GAP position provides a negative mismatch of assets and liabilities which exposes the Company to interest rate risk during a period of rising interest rates. A significant item contributing to the short-term negative gap is $16.04 million of interest-bearing demand and savings deposits which do not have contractual maturities and are not as rate sensitive as time deposits. However, the ability to reprice still exists, and, therefore, they have been included in the shortest repricing time frame.

         The following table sets forth the Company's interest sensitivity GAP position at September 30, 1996:



                                                September 30,
                                                    1996
                                                    ----
                                            6
                                         Months
                              6 Months    to 1      1 to 2    2 to 5   Over 5
                               or less    Year       Years     Years    Years     Total
                             ---------    ----       -----     -----    -----    --------
                                                     (in thousands)
Interest-Earning assets:
 Investment securities (1)   $11,306    $   644    $ 1,288    $ 5,597   $16,010   $34,845
 Loans (2)                    21,957     10,346      7,940     18,655     3,645    62,543
                             -------    -------    -------    -------   -------   -------
  TOTAL                      $33,263    $10,990    $ 9,228    $24,252   $19,655   $97,388
                             -------    -------    -------    -------   -------   -------
Interest-bearing
  liabilities:
 Demand-interest bearing     $14,554    $  --      $  --      $  --     $  --     $14,554
 Savings and Clubs (3)         1,495        743      1,486      4,458    13,797    21,979
 Time                         21,733      9,821      7,499      9,478      --      48,531
 Other borrowed funds          2,400       --         --         --        --       2,400
 Long-term debt                  299       --         --         --        --         299
                             -------    -------    -------    -------   -------   -------
  TOTAL                      $40,481    $10,564    $ 8,985    $13,936   $13,797   $87,763
                             -------    -------    -------    -------   -------   -------
GAP                         ($ 7,218)   $   426    $   243    $10,316   $ 5,858   $ 9,625
                             -------    -------    -------    -------   -------   -------
Cumulative GAP              ($ 7,218)  ($ 6,792)  ($ 6,549)   $ 3,767   $ 9,625   $ 9,625
                             =======    =======    =======    =======   =======   =======

---------------
(1) Includes average pay downs based on the stress test for collateralized mortgage obligation securities. Also, includes equity securities balance in six months or less category as they were categorized as trading securities effective January 1, 1994. Also includes $1,528,000 of federal funds sold.
(2) Includes estimated schedule maturities of the fixed rate loans ignoring any potential rollover at maturity. Excludes nonaccrual loans of $2,712,000.
(3) Assumes that 7% of the savings deposits are repriceable each year based on the previous five years' historical activity.

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

         The following table sets forth the capital ratios of the Bank as of September 30, 1996 and 1995.

                                              Regulatory      September 30,
                                              Requirements   1996       1995
                                              ------------   ----       ----

Leverage ratio:
 Tier I (core capital) ratio..............     4.0% *         10.88%    8.57%
Risk-based capital ratios:
 Tier I capital/risk-weighted.............     4.0%           15.14%   11.91%
 Tier I and Tier II capital/
          Risk-weighted assets............     8.0%           16.40%   13.18%

-------------

* The Pennsylvania Department of banking requires the Bank to maintain a minimum Tier I leverage capital ratio of at least 6.5% under the terms of the Administrative Order.


         COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1996
         TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995

         ANALYSIS OF OPERATIONS

         Net income for three months ended September 30, 1996 was $462,000 as compared to a loss of $211,000 for the same period in 1995, representing an increase of $673,000. The increase was primarily attributable to the increased net interest income of $156,000, decreased other expenses of $333,000 and no provision for loan losses as compared to $250,000 provision for loan losses recorded in the third quarter of 1995.

         Interest and fees earned on loans increased $133,000, or 9.96% as compared to the third quarter 1995, mostly the result of an increased average loan portfolio of $7.98 million, or 14.82%, mitigated by lower yield as compared to 1995, principally due to approximately $38,000 additional income recorded for nonperforming loans during the third quarter 1995. Interest expense was almost the same as 1995.

         Other income declined $66,000, or 8.34%, in the third quarter of 1996 as compared to the same period in 1995, primarily as the result of decreased trading securities gains of $78,000, or 11.93%.

         Other expenses also declined $333,000, or 20.19%, during the third quarter of 1996 as compared to the same period in 1995, principally as a result of decreased foreclosed asset and other expenses of $55,000 and $268,000, respectively. The latter declined as the result of decreased legal costs of $386,000 for the Settlement, offset in part by increased legal costs of $176,000 in connection with litigation with the FDIC involving the Company's chairman and the Bank's former president, as compared to the same period in 1995.

         Net cash flow provided by operating activities decreased $719,000, primarily the result of the timing of changes in other assets and liabilities.

         Net cash used in investing activities declined $140,000 during the three months ended September 30, 1996 as compared to the same period in 1995, principally due to increased cash receipts from sales of foreclosed assets.

         Net cash used in financing activities also declined $187,000 during the third quarter of 1996 compared to the same period in 1996, principally as the result of $950,000 increase in borrowed funds offset by a $762,000 decrease in deposits.


         DEPOSIT INSURANCE FUNDS ACT OF 1996

         The Deposit Insurance Funds Act of 1996 (the "Act") was enacted on September 29, 1996. The Act changes payment terms for the Bank's payments into the Bank Insurance Fund ("BIF") of the FDIC.

         Beginning in 1997, BIF assessments will be used for the first time to help pay off the $780 million annual interest payments on $8 billion in "FICO" bonds issued in the 1980s as part of the governments savings and loan bailout. The law provides that BIF assessments must be set at a rate equal to one-fifth of the Savings Institution Insurance Fund ("SAIF") rates for 1997, 1998 and 1999. After 1999, all FDIC-insured institutions will pay the same risk-adjusted rates.

         The Bank estimates that its annual cost for FDIC insurance coverage will increase less than $15,000 based on September 30, 1996 deposit levels and based on available rate information. However, the FDIC may increase the projected rates at anytime.

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

         The Notices initiate administrative proceedings in which the FDIC, as a result of transactions occurring prior to February 1992, is seeking to prohibit Messrs. Leuthe and Marvin from further participation in the conduct of the affairs of any bank insured by the FDIC or any other federally insured depository institution, without the prior approval of the FDIC and the appropriate federal financial institution regulatory agency. The allegations of the FDIC are substantially the same as those which formed the basis of the Stipulation of Settlement with and Administrative Order of the Pennsylvania Department of Banking. The Company and the Bank entered into the Stipulation of Settlement and consented to the Administrative Order in March 1993. The Notices also seek to impose civil monetary penalties of $500,000 against Mr. Leuthe and $300,000 against Mr. Marvin. Neither the Company nor the Bank is a party to these proceedings. Both Mr. Leuthe and Mr. Marvin deny wrongdoing and are defending these actions. Hearings before a Federal Administrative Law Judge, concerning this matter commenced on July 9, 1996 and have been recessed until January 22, 1997, at which time the hearings are expected to last an additional one to two months.

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

         Management is aware that the FDIC and Mr. Marvin have reached a tentative settlement in this matter subject to formal FDIC approval. It is the Company's understanding that the settlement does not assess any monetary damages or penalties against Mr. Marvin.

Item 6.  - Exhibits and Reports on Form 8-K.

                  ( a) Exhibits.

The following exhibits are filed with this Form 10-QSB:

Exhibit No.                             Description
-----------                             -----------

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

                              None.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          FIRST LEHIGH CORPORATION

Date: November 13, 1996               By: /s/ James L. Leuthe
                                          ----------------------------
                                          James L. Leuthe, Chairman
                                          of the Board and Chief
                                          Executive Officer



Date: November 13, 1996               By: /s/ Kashmira K. Lodaya
                                          ----------------------------
                                          Kashmira K. Lodaya, Treasurer
                                          (principal financial and
                                          accounting officer)

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