Form 10KSB
period 1996-12-31
FIRST LEHIGH CORP
filed 1997-03-31
CIK 707357

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission file number 33-71712
                       --------

                            FIRST LEHIGH CORPORATION
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)


           Pennsylvania                                          2318479
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

1620 Pond Road, Allentown, Pennsylvania                            18104
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip code)

Issuer's telephone number:  (610) 398-6660
                            --------------

Securities registered under Section 12(b) of the Act:  None.
Securities registered under Section 12(g) of the Act:  None.

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   X  .  No      .
    -----      -----

    Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [N/A]

    State issuer's revenues for its most recent fiscal year: $7,679,000

    The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant as of March 21, 1997 is $3,551,800 based upon a per share average bid and actual prices of $5.00 on such date.

    State the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date: 2,000,000 shares of Common Stock, par value $.01 per share, as of March 21, 1997.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): Yes     . No   X  .
                                                               ----     -----
================================================================================

                                     Part I

Item 1.  Description of Business.

         (a)    Business Development.

         First Lehigh Corporation (the "Company") was incorporated under Pennsylvania law in 1982 and is registered as a bank holding company under the Bank Holding Company Act of 1956 (the "Holding Company Act"). The Company provides financial and managerial resources and services to, and coordinates and evaluates the activities of, First Lehigh Bank (the "Bank") and the Bank's subsidiaries. Through the Bank, the Company provides a wide range of financial services, principally to consumers and small- to medium-size businesses in the Lehigh Valley area of Pennsylvania.

         As of December 31, 1996, the Company had total assets of $110.3 million and total deposits of $95.9 million.

         In recent years, the financial condition, results of operations and business of the Company and the Bank have been adversely affected by the adverse markets for real estate and economic conditions in its market areas. The Company and the Bank have also consented to certain regulatory agreements that have established certain requirements, including an increased regulatory capital requirement for the Bank, generally intended to enhance the financial condition and operations of the Company and the Bank.

         The Bank experienced financial difficulties in the early 1990's that resulted from problems in loan administration and controls and inadequacies in the Bank's internal loan review functions. In order to take steps to correct such problems, the Bank has initiated numerous actions.

         The Bank has improved its loan files by updating old loan files with current cash flow analyses and by obtaining new appraisals on older credits. Management of the Bank reviews all loans having a principal balance in excess of $50,000 on a quarterly basis to determine whether the allowance for loan losses is adequate. The Bank has also allocated additional staff to conduct such loan reviews. The Bank strengthened underwriting policies by reducing collateral emphasis by setting new minimums for cash flow coverage of debt service and by increasing loan to value ratios. The Bank has significantly reduced the Bank's exposure to certain types of lending, primarily loans to builder/developers, by curtailing lending to new customers in the real estate development business and by reducing exposure to existing customers in the real estate business.

         It is the Bank's policy for appraisals of properties held as Foreclosed Assets to be periodically updated. The Bank has improved the appraisal process by pre-qualifying all appraisers from prepared lists of those appraisers who are acceptable to the Bank, with respect to which the Bank has been assisted by new certification requirements for appraisers under state law.

         The Bank has improved its record keeping functions by adding better controls, formalizing written policies and internal loan grading by grading all loans over $100,000, assigning a risk rating to each loan and adjusting loan loss reserves to match the internal loan grading.

         (b)    Business of the Company.

         First Lehigh Bank

         The Bank, which was established in 1923, engages in a full-service commercial banking business, including accepting time and demand deposits, making secured and unsecured commercial and consumer loans, financing commercial transactions, and making construction and mortgage loans. Its deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") to the extent provided by law. The Bank is a Pennsylvania banking institution under the supervision of the Pennsylvania Department of Banking (the "Department") and the FDIC.

         The Bank maintains its principal executive offices in Allentown, Lehigh County, Pennsylvania, with five banking offices located in Pennsylvania. The Bank's five branches are located in Walnutport and Cherryville, Northampton County, Allentown and Bethlehem, Lehigh County, and Quakertown, Bucks County. In January 1997, the Bank received permission from the Department to open a branch in Allentown, Lehigh County.

         Lending Activity of the Bank

         The Bank offers consumer and commercial loans to customers and prospective customers. Commercial loans are for working capital lines of credit, term loans to purchase equipment, fixtures or furniture, commercial mortgages to finance investment properties, and commercial mortgages to acquire business-owner occupied properties. The Bank writes loans at variable interest rates or at fixed interest rates with balloon maturities. Commercial lines of credit are usually reviewed on an annual basis while term loans and mortgages usually mature within a five-to-seven-year period. The Bank makes commercial loans to a wide variety of service, retail, distribution and manufacturing companies. In the past the Bank has had a concentration of loans to real estate developers/speculators. The Bank has significantly reduced this concentration.

         In general, the Bank requires collateral on all commercial loans. Collateral is in the form of real estate, either residential or commercial, cash, marketable securities, accounts receivable, inventory, equipment and other fixed assets. The Bank generally does not make loans based primarily on the accounts receivable or inventory of a business. In general, the Bank maintains a loan-to-value ratio of not greater than 75% (except higher amounts would be available for the most creditworthy customers) on real estate taken as collateral. The Bank will accept a second or third lien position on real estate assuming that the overall loan-to-value ratio is not greater than 75% and that prior liens are not excessive in relation to the Bank's loan.

         Commercial mortgages that have an adjustable rate feature are based upon the base interest rate of the Bank and, in general, do not have interest rate caps or floors. The Bank does not offer negative amortization loans. As structured, adjustable rate commercial mortgages of the Bank are not anticipated to present increased prepayment risks, increased default risks or, in periods of rising interest rates, increased risks that loan rates may lag behind the Bank's funding costs to a material extent.

         In addition to commercial loans, the Bank makes personal loans to consumers and individuals. These loans include "bridge loans" to acquire a residential property when the existing home remains unsold and installment loans for the purchase of automobiles, debt consolidation or other personal purposes. The Bank makes residential first mortgage loans for the acquisition of homes and refinancings of mortgages in the Bank's primary market area. The Bank offers adjustable rate residential mortgages. In general, the Bank will lend up to 80% of the value of a borrower's home, less any prior liens. The borrower must demonstrate the financial ability to service the loan and must have an acceptable credit repayment history. Management of the Bank believes that these types of loans present no undue risks or lending concentrations.

         Secured loans up to $50,000 may be approved by the individual loan officer. Loans in excess of $150,000 must be approved by the full Board of Directors of the Bank. Loans between $50,000 and $150,000 are approved by the officers' loan committee and reported to the full Board of Directors of the Bank. All loans approved by the officers' loan committee are reported to the full Board of Directors of the Bank on a monthly basis.

         Non-Banking Subsidiaries

         The Company's other indirect subsidiaries are six corporations wholly owned by the Bank, a limited partnership of which the Bank holds a 49% equity interest and a corporation of which the Bank has a 50% ownership interest that is a general partner of the aforementioned limited partnership. These subsidiaries primarily own real estate that is leased to the Bank.

         Competition

         The Bank competes actively with other Lehigh Valley area commercial banks, many of which have assets substantially greater than those of the Bank, as well as with major banking and financial institutions headquartered elsewhere. The Bank is generally competitive with other financial institutions in the service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.

         Supervision and Regulation

         Bank holding companies and banks are extensively regulated under both federal and state law. The following discussion encompasses the material statutory and regulatory provisions that affect the Company and the Bank. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions.

         Bank Holding Companies. The Company is registered as a "bank holding company" under the Holding Company Act. As a bank holding company, the Company is subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and is required to file with the Federal Reserve Board an annual report and such additional information as the Federal Reserve Board may require pursuant to the Holding Company Act. The Federal Reserve Board will also make examinations of the Company and its subsidiaries. The Federal Reserve Board has the authority to issue cease-and-desist orders against a bank holding company and its non-bank subsidiaries if the Board determines that their actions constitute a serious risk to the financial safety, soundness or stability of the bank holding company's subsidiary bank or a violation of law. The order may require the bank holding company and its non-bank subsidiaries to cease the activity or may require the bank holding company to divest itself of the non-bank subsidiary or subsidiaries.

         A bank holding company is prohibited under the Holding Company Act from, among other things, engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in non-banking activities unless the Federal Reserve Board, by order or regulation, has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making determinations, the Federal Reserve Board considers whether the performance of these activities by a bank holding company would offer benefits to the public that outweigh possible adverse effects. Activities found permissible as activities properly incident to banking include, among others: operating a mortgage, finance, credit card or factoring company; performing certain data processing operations; providing investment and financial advice; acting as insurance agent or underwriter for certain types of credit-related insurance; leasing personal property on a full-payout, nonoperating basis; and, subject to certain limitations, providing certain discount brokerage services for customers.

         Federal Reserve Board approval may be required before the Company or its non-bank subsidiaries, if any, may begin to engage in any such activities and before any such businesses may be acquired. The Federal Reserve Board is empowered to differentiate between activities that are initiated by a bank holding company or a subsidiary and activities commenced by acquisition of a going concern. Further, under the Holding Company Act and the Federal Reserve Board's regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of credit or provision of any property or services. The so-called anti-tie-in provisions state generally that a bank may not extend credit, lease or sell property or furnish any service to a customer on the condition that the customer obtain or provide additional credit or service from or to the bank, its bank holding company or any other subsidiary of its bank holding company, or on the condition that the customer not obtain other credit or service from a competitor of the bank, its bank holding company or any subsidiary of its bank holding company.

         The Holding Company Act requires the prior approval of the Federal Reserve Board in any case where a bank holding company proposes to acquire direct or indirect ownership or control of more than 5% of any class of voting securities of any bank (unless it owns a majority of such bank's voting shares) or to merge or consolidate with any other bank holding company.

The Holding Company Act further provides that the Federal Reserve Board shall not approve any such acquisition, merger or consolidation that would have anticompetitive effects. The Holding Company Act prohibits a bank holding company from acquiring a bank located in another state unless such acquisition is specifically authorized by the statutory laws of the state in which such bank is located. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") provides that, among other things, substantially all state barriers to the acquisition of out-of-state bank holding companies will be eliminated.

         Source of Strength Policy. Under the Federal Reserve Board's "source of strength" policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which it might not do so absent such policy. The legality and scope of this policy of the Federal Reserve Board is unclear in light of recent judicial precedent. Nevertheless, the Company has sought to act as a source of strength to the Bank in recent periods and will continue to seek to act as a source of strength to the Bank.

         Banks. The Bank is a Pennsylvania-chartered bank subject to the supervision of, and is regularly examined by, the FDIC and the Department.

         As a state-chartered commercial bank, the Bank is subject to the applicable provisions of the Pennsylvania Banking Code of 1965, as amended (the "Banking Code"), and the regulations of the Department adopted thereunder. The Bank derives its lending and investment powers from these laws, and is subject to examination from time to time by the Department.

         The Banking Code provides for extensive regulation of the Bank's business, including limitations on the amount of interest it may charge on various loans, limitations on the amount of credit it may extend to any one customer and limitations on its ownership of shares of stock in certain entities, including banks and trust companies. The Banking Code prohibits any person from acquiring more than 10% of any class of outstanding stock of any bank (5% of any such class if the bank had net operating loss carryforwards, as defined in the Internal Revenue Code of 1986, in excess of 20% of the bank's total stockholders' equity), without the prior approval by the Department. Exempted from prior approval by the Department are acquisitions of shares of stock of a bank by such bank or a person who controls the bank and acquisitions of shares of stock of a bank through a merger or consolidation approved by the Department or the U.S. Comptroller of the Currency. Approval of the Department is required for amendments to the Articles of Incorporation of the Bank. The Banking Code regulates the establishment of branch offices and sets minimum capital stock and surplus requirements. Under the Banking Code, banks are permitted to operate branch offices statewide.

         The Bank is subject to certain restrictions under Pennsylvania law relating to the declaration and payment of dividends. Dividends may be declared and paid only out of accumulated net earnings (undivided profits). Where surplus is less than 50% of the amount of the Bank's capital (defined as par value multiplied by the number of shares outstanding), no dividend may be paid or declared without the prior approval of the Department until surplus is equal to 50% of the total amount of capital. Where surplus is equal to or greater than 50% but less than 100% of capital, until such time as surplus equals capital, the Bank must transfer at least 10% of its net earnings to surplus prior to the declaration of a dividend. The Department has the power to issue orders prohibiting the payment of dividends where such payment is deemed to be an unsafe or unsound banking practice.

         The Bank is a member of the FDIC and, therefore, is subject to additional regulation by that agency. The FDIC must approve the establishment of new branch offices. Any insured bank that does not operate in accordance with, or conform to, FDIC regulations, policies and directives may be sanctioned for noncompliance. Dividend payments by a bank are generally prohibited where the bank is in default of its FDIC assessments. Moreover, the FDIC has the power to issue orders prohibiting the payment of dividends where such payment is deemed to be an unsafe or unsound banking practice. The Bank is subject to examinations from time to time by the FDIC. The Bank is not a member of the Federal Reserve System.

         The Federal Reserve Board has adopted a regulation pursuant to the Change in Bank Control Act of 1978, which, subject to certain exceptions, requires persons who intend to acquire control of a bank or bank holding company to give at least 60 days' prior written notice to the Federal Reserve Board. Control for the purpose of this regulation exists when the acquiring party obtains voting control of at least 25% of any class of a bank's voting securities. Subject to rebuttal, control is presumed to exist when the acquiring party obtains voting control of at least 10% of any class of a bank's voting securities if (i) securities issued by the bank are registered pursuant to
Section 12 of the Exchange Act, or (ii) following the acquisition, there would be no holder of that class of the bank's voting securities with holdings larger than that of the acquiring party. The Change in Bank Control Act of 1978 and the regulations promulgated thereunder authorize the Federal Reserve Board to disapprove any such acquisition on certain specified grounds.

         Although the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") pertains primarily to thrift depository institutions (such as savings and loan associations), certain of FIRREA's provisions may now or in the future affect the Bank. In particular, were the Bank in the future to seek to acquire and own a single thrift institution (although the Bank does not currently plan to do so), FIRREA would permit such acquisition free from interstate banking laws. In addition, FIRREA imposes certain "cross-guarantee" provisions which are applicable to the Bank. Under FIRREA, all commonly controlled insured depository institutions are liable to the FDIC for any loss the FDIC incurs in connection with defaults of or assistance granted to their affiliated depository institutions. Under such "cross-guarantee" arrangements, each depository institution subsidiary could be subject to claims for amounts the FDIC actually loses in connection with the operation of or assistance granted to an affiliated depository institution in the event it were ultimately to be taken over by the FDIC.

         Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), financial institutions are subject to increased regulatory scrutiny and must comply with certain operational, managerial and compensation standards. Under FDICIA, institutions must be classified in one of five defined categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized). In the event an institution's capital deteriorates to the "undercapitalized" category or below, FDICIA prescribes an increasing amount of regulatory intervention, including the institution by a bank of a capital restoration plan, a performance guarantee of the plan by a parent institution and the placement of a hold on increases in assets, number of branches or lines of business. If capital has reached the significantly or critically undercapitalized levels, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management and (in critically undercapitalized situations) appointment of a receiver. Critically undercapitalized institutions may not, beginning 60 days after becoming critically undercapitalized, make any payment of principal or interest on their subordinated debt. A well capitalized institution may be reclassified as adequately capitalized, and an adequately capitalized institution or an undercapitalized institution may be forced to comply with certain supervisory actions as if it were in the next lower capital category (except that a significantly undercapitalized institution may not be reclassified as critically undercapitalized where the institution is deemed to be engaging in unsafe or unsound practices or has received and not corrected a less than satisfactory examination report rating for asset quality, management, earnings or liquidity). All but well capitalized institutions are prohibited from accepting brokered deposits without prior regulatory approval.

         FDICIA also requires the regulators to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not satisfy such standards.

         Furthermore, FDICIA and its implementing regulations require all insured depository institutions, except those with total assets of less than $500 million, to conduct periodic audits and to establish audit committees of their boards of directors. FDICIA also requires all depository institutions to undergo an annual regulatory examination.

         Restrictions on Transactions with Affiliates and Insiders. The Bank, as an FDIC-insured, state-chartered, nonmember bank, is also subject to the restrictions of Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act and Regulation O adopted by the Federal Reserve Board. Section 23A requires that loans or extensions of credit to an affiliate, purchases of securities issued by an affiliate, purchases of assets from an affiliate (except as may be exempted by order or regulation), the acceptance of securities issued by an affiliate as collateral and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate (collectively, "covered transactions") be on terms and conditions consistent with safe and sound banking practices, and imposes quantitative restrictions on the amount of and collateralization requirements on such transactions. Section 23B requires that all covered transactions and certain other transactions, including the sale of securities or other assets to an affiliate and the payment of money or the furnishing of services to an affiliate, be on terms comparable to those prevailing for similar transactions with nonaffiliates.

         Sections 22(g) and 22(h) of the Federal Reserve Act impose similar limitations on loans and extensions of credit from the Bank to its and the Company's executive officers, directors and principal shareholders and any of their related interests. The limitations restrict the terms and aggregate amount of such transactions. Regulation O implements the provisions of Sections 22(g) and 22(h) and requires maintenance of records of such transactions by the Bank and regular reporting of such transactions by insiders. The FDIC also requires the Bank, upon request, to disclose publicly loans and extensions of credit to insiders in excess of certain amounts.

         Limitation on Activities of FDIC-Insured, State-Chartered Banks. The Federal Deposit Insurance Act (the "FDIA"), as amended by FDICIA, generally limits the activities and equity investments of an FDIC-insured, state-chartered bank, such as the Bank, to those that are permissible for national banks, unless the FDIC has determined that an activity would not pose a significant risk to the deposit insurance fund and the bank is, and continues to be, in compliance with applicable capital standards.

         FDIC Insurance. The Deposit Insurance Funds Act of 1996 (the "Deposit Act") was enacted on September 29, 1996. The Deposit Act changes payment terms for the Bank's payments into the Bank Insurance Fund ("BIF") of the FDIC.

         Beginning in 1997, BIF assessments will be used for the first time to help pay off the $780 million annual interest payments on $8 billion in "FICO" bonds issued in the 1980's as part of the government's savings and loan bailout. The law provides that BIF assessments must be set at a rate equal to one-fifth of the Savings Institution Insurance Fund ("SAIF") rates for 1997, 1998 and 1999. After 1999, all FDIC-insured institutions will pay the same risk-adjusted rates.

         The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution or its Board of Directors has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation or order of or any condition imposed by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance if the institution has no tangible capital under applicable regulations or capital guidelines.

         Governmental Monetary Policy. Bank profitability is principally dependent upon interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and other borrowings and the interest received by a bank on loans and securities held in its investment portfolio comprise the major portion of a bank's earnings. Thus, the earnings and growth of the Bank will be subject to the influence of general economic conditions and the monetary and fiscal policies of the United States Government and its agencies, including the Comptroller of the Currency, the Federal Reserve Board and the FDIC. An important function of the Federal Reserve Board is to regulate the money supply, credit conditions and interest rates in order to mitigate recessionary and inflationary pressures. Among the instruments of monetary policy used to implement these objectives are open market transactions in United States Government securities and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall growth and distribution of credit, bank loans, investment and deposits. Their use may also affect interest rates charged on loans or paid on deposits.

         The Federal Reserve Board requires all depository institutions, such as the Bank, to maintain reserves against their net transaction accounts (primarily NOW, Super NOW and checking accounts) and non-personal time deposits. As of January 1996, reserves of 3% must be maintained against net transaction accounts of $47.7 million or less, except that no reserves are required against the first $4.3 million of net transaction accounts, and reserves of 10% must be maintained against net transaction accounts in excess of $47.7 million. No reserves are currently required against non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy applicable liquidity requirements. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, however, the effect of the reserve requirements is to reduce an institution's interest-earning assets.

         The monetary policies and regulations of the United States Government and its agencies have had a significant effect on the operations of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon the future business, earnings and growth of the Bank cannot be predicted.

         Interstate Banking Legislation. The Interstate Banking Act will allow federal regulators, beginning in June 1997, to approve mergers between adequately capitalized banks from different states regardless of whether the transaction is prohibited under any state law, unless one of the banks' home states has enacted a law expressly prohibiting out-of-state mergers before June 1997. This act will also allow a state to permit out-of-state banks to establish and operate new branches in this state. The Commonwealth of Pennsylvania has "opted in" to this interstate merger provision. Therefore, the prior requirement that interstate acquisitions would only be permitted when another state had "reciprocal" legislation that allowed acquisitions by Pennsylvania-based bank holding companies has been eliminated. The new Pennsylvania legislation, however, retained the requirement that an acquisition of a Pennsylvania institution by a Pennsylvania or a non-Pennsylvania-based holding company must be approved by the Department.

         Employees

         As of December 31, 1996, the Company and its subsidiaries had 54 employees, including 43 full-time employees. The Company provides a variety of employment benefits and considers its relationships with its employees to be satisfactory.

Item 2.  Properties.

         The principal executive offices of the Company and the Bank consist of 7,190 square feet of space in an office building located in Allentown, Pennsylvania. The Bank leases this office space from an affiliate of the Company under a lease expiring in October 2010 providing for an average monthly rental payment of $23,657 and $22,837 for 1996 and 1997, respectively. The rent for the remaining years of the lease may be adjusted based on increases in the Consumer Price Index or changes in the cost of debt service to the Bank as master lessee. The Bank subleases a portion of the building to a third party under a lease expiring in December 1997 providing for monthly rental payments of $9,784. The sublessee has the right to extend the lease for two successive three- and five-year periods at monthly rental payments of $8,633 and $10,359, respectively. The Bank has subleased another portion of the building to two parties and has achieved substantial occupancy, which reduces its carrying costs. The property is encumbered by a mortgage with an outstanding balance of $2,190,000. The Bank is a participant in this mortgage to the extent of $1,095,000.

         The Bank leases the Walnutport and Quakertown branch buildings from subsidiaries pursuant to open-ended oral leases, which provide for monthly rental payments of $2,000 each. The Cherryville branch building is owned directly by the Bank. There are no mortgages or other encumbrances on these properties. The Bank leases the Allentown and Bethlehem branch buildings from third parties. The Bethlehem lease will expire in August 1997 and provides for monthly rental payments of $2,479. The Allentown lease will expire in February 1997 and provides for monthly rental payments of $4,665; the Bank is currently in discussions with the landlord's representative regarding future lease terms. The branches range in size from approximately 2,500 to 4,000 square feet with the average size being approximately 3,300 square feet.

         The Company considers its and the Bank's offices, branches and equipment to be modern, well-maintained and adequate for their operations.

Item 3.  Legal Proceedings.

         (a) Summary of Regulatory Enforcement Actions to Which the Company and the Bank are Subject

         The Company and the Bank are subject to and have consented to the following regulatory orders and agreements: (i) effective February 28, 1996, the Company and the Bank entered into an Administrative Order (the "Pennsylvania Order") with the Department, which replaced an earlier order entered into in 1993; (ii) on April 29, 1996, the Bank entered into a Memorandum of Understanding (the "Memorandum of Understanding") with the FDIC, which has replaced two cease and desist orders dating from October 1987 and June 1992; and
(iii) in January 1991, the Company consented to a written agreement (the "Federal Reserve Agreement") with the Federal Reserve Bank of Philadelphia (the "Federal Reserve Bank") and the Department.

         The following is a discussion of the material terms and provisions of the Pennsylvania Order, the Memorandum of Understanding and the Federal Reserve Agreement.

         The Pennsylvania Order

         Capital Requirements and Dividend Restrictions

         Under the terms of the Pennsylvania Order, the Bank is required to maintain, at all times, a minimum Tier I capital equal to or greater than 6.5% of the Bank's adjusted total assets, plus a fully-funded loan loss reserve. The Bank must provide the Department, with a quarterly report detailing the maintenance of a 6.5% Tier I capital ratio and a fully-funded loan loss reserve. As of December 31, 1996, the Bank's Tier I capital ratio was 10.70%. The Bank is required to maintain a formal program to review the adequacy of the Bank's allowance for loan and lease losses. The Bank may not declare or pay any cash dividend without the prior written approval of the Department and the Regional Director of the FDIC.

         Credit Limitations and Restrictions

         The following credit limitations and restrictions were imposed under the Pennsylvania Order: (i) the Bank may not grant, extend, renew, alter or restructure any loan or other extension of credit without first obtaining and analyzing all relevant credit information, as well as taking all necessary steps to properly value and perfect its interests in collateral, where applicable;
(ii) the Bank may not extend, directly or indirectly, any new or additional credit (which for the purposes of the Pennsylvania Order, includes the granting of renewals or extensions, or the capitalizing of accrued interest) to, or for the benefit of, any borrower who is obligated in any manner to the Bank on any extension of credit, or portion thereof, which has been charged off the books of the Bank, in whole or in part, or to any affiliate or related interest of, or other person or entity associated with, any such borrower, as long as any portion of such extension of credit, whether or not the portion was charged off, remains uncollected. The provisions of clause (ii) above do not apply to the advancement of funds by the Bank for the sole purpose of maintaining or protecting the Bank's real estate collateral if the failure to extend such credit would otherwise be substantially detrimental to the best interests of the Bank; (iii) the Bank may not extend, directly or indirectly, any new or additional credit to, or for the benefit of, any borrower who is obligated in any manner to the Bank on any loan or other extension of credit that has been adversely classified, in whole or in part, by the Department in the report of examination dated as of June 30, 1995, or as a result of any subsequent examination of the Bank by the Department or the FDIC, or to any affiliate or related interest of, or other person or entity associated with any such borrower ("classified borrower"), as long as such loan or other extension of credit remains classified or uncollected. This clause (iii) does not prohibit the Bank from renewing all or any part of an extension of credit to a classified borrower who is not subject to the prohibitions of clause (ii), after collection in cash of interest due on the entire extension of credit. The prohibitions of clause
(iii) do not apply to any extension of credit to a classified borrower who is not subject to the prohibitions of clause (ii) above, if the Bank's failure to extend further credit to a classified borrower would be substantially detrimental to the best interests of the Bank, which determination must be evidenced in writing in the applicable loan files; and (iv) the Bank must comply fully and at all times with the provisions of section 1415 of the Banking Code of 1965, as amended, relating to loans to executive officers and directors.

         Performance Objectives

         The following performance objectives were also stated in the Pennsylvania Order: (i) the Bank was required to reduce the level of nonaccrual loans to total gross loans noted in the Report of Examination as of June 30, 1995, to no more than 7% by August 26, 1996, and further reduce such ratio to no more than 4% by November 24, 1996 and 2% by February 22, 1997; and (ii) the Bank was required to reduce the level of classified assets as of June 30, 1995, to no more than 100% of Tier I capital and reserve for loan and lease losses by August 26, 1996, and further reduce such ratio to 75% by November 24, 1996 and 50% by February 22, 1997.

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

         Status of Compliance with the Pennsylvania Order

         The Company believes that it and the Bank are currently in compliance with the Pennsylvania Order. The Pennsylvania Order requires the Bank to reduce the level of nonaccrual loans to total gross loans noted in the report of examination as of June 30, 1995, to no more than 2% by February 22, 1997. As of December 31, 1996, this ratio was 1.97%, and as of February 22, 1997, this ratio was 0.56%. Additionally, the Order requires the Bank to reduce the level of classified assets as of June 30, 1995, to no more than 50% of Tier I capital and the reserve for loan and lease losses by February 22, 1997, with further reductions thereafter. As of December 31, 1996, this ratio was 49.65%, and as of February 22, 1997, this ratio was 43.36%. The Pennsylvania Order also contains a provision requiring the Bank to maintain, at all times, a minimum Tier I capital equal to or greater than 6.5% of the Bank's adjusted total assets, plus a fully-funded loan loss reserve. As of December 31, 1996 this ratio was 10.70% and the Bank's loan loss reserve was fully funded.

         The Memorandum of Understanding

         Capital Requirements and Dividend Restrictions

         The Memorandum of Understanding requires the Bank to maintain its Tier I capital at an amount equal to or greater than 6.0% of the Bank's adjusted total assets. During the term of the Memorandum of Understanding, the Bank may not declare or pay dividends without the prior written approval of the FDIC, which declarations and payments must be made in accordance with applicable laws and regulations, and may be made only if after such payments the ratio of Tier I capital to adjusted total assets will be not less than 6.0%.

         Credit Limitations and Restrictions

         Under the terms of the Memorandum of Understanding, the Bank is prohibited from extending credit, either directly or indirectly, to or for the benefit of any borrower who is obligated in any manner to the Bank on any extension of credit, or portion thereof, which has been charged off the books of the Bank. The Bank is also prohibited from extending credit to, or for the benefit of, any borrower who is obligated in any manner to the Bank on any extension of credit that has been classified, in whole or in part, as a result of the examination of the Bank as of June 30, 1995. These prohibitions will not apply if the Bank determines that failure to extend further credit would be substantially detrimental to the institution.

         Reporting and Other Requirements

         The Bank was required to charge-off assets classified as "Loss" or "Doubtful" as of June 30, 1995 by May 9, 1996, and, within 30 days of receipt of future FDIC Reports of Examination, charge-off assets classified "Loss" or "Doubtful." The Bank was required to submit a Classified Asset Reduction Plan to the FDIC by May 29, 1996. Also, the Bank was required (i) to adopt a method of computing the balance of its allowance for loan and lease losses that gives consideration to the volume and composition of the loan portfolio; (ii) to adopt and implement a written earnings plan and (iii) to revise, adopt and implement written lending and investment policies in a form and manner acceptable to the FDIC as determined at subsequent examinations. The Bank is required to review the adequacy of the loan loss allowance quarterly and submit progress reports to the Regional Director of the FDIC detailing the form, content and manner of any actions taken to secure compliance with the Memorandum of Understanding on a quarterly basis. The Bank is in compliance with these requirements of the Memorandum of Understanding.

         Status of Compliance with the Memorandum of Understanding

         The Bank is currently in compliance with the requirements of the Memorandum of Understanding. As of December 31, 1996 the Bank's Tier I capital ratio was 10.70%, which is greater than the 6.0% ratio required by the Memorandum of Understanding. The Bank has made necessary charge-offs and revised and adopted its credit and investment policies. The earnings improvement plan required has been prepared and submitted.

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

         Status of Compliance with the Federal Reserve Agreement

         According to information received from the Federal Reserve Bank, the Company believes that it is currently in substantial compliance with the Federal Reserve Agreement. The Company received permission from the Federal Reserve Bank to issue the shares of Senior Preferred Stock in lieu of accumulated dividends on its outstanding shares of Senior Preferred Stock for the periods ending December 31, 1994 and December 31, 1995.

Consequences of Failure to Comply with the Regulatory Orders

         Failure to comply with the Pennsylvania Order, the Memorandum of Understanding, the Federal Reserve Agreement or any other regulatory agreement or order, as well as future regulatory determinations, could result in additional enforcement actions, restrictions on the operations of the Company and the Bank and civil monetary penalties, among other things. For example, if the Company or the Bank does not comply with any of the terms of any order or agreement, the respective regulatory authority may petition the appropriate court for an order to enforce the terms thereof. If willful noncompliance were to continue, the Department could seek to take possession of the business and property of the Bank, subject to providing notice and the holding of a hearing with the concurrence of the Pennsylvania Attorney General, or the FDIC could seek to terminate the deposit insurance of the Bank.

         (b)    Other Legal Proceedings

         The Company, the Bank and two of the Company's other subsidiaries are also defendants in an action commenced on March 13, 1992 in the Court of Common Pleas of Lehigh County, Pennsylvania, and brought by persons who were limited partners in the limited partnership that owns the building in which the Company's and the Bank's executive offices are located. The plaintiffs in this lawsuit also operated a restaurant on the first floor of that building. The plaintiffs allege claims for damages in excess of $50,000 against the Bank relating to alleged bidding process irregularities, faulty building construction and wrongful exclusion from partnership affairs. The Bank has filed a counterclaim for lost rents. Pleadings in the case are closed. The Company believes that it has meritorious defenses to these claims and that the ultimate resolution of the pending proceedings will not have a material adverse effect on the Company's or the Bank's results of operations, financial condition or liquidity. In the opinion of management, there are no other proceedings pending that, if determined adversely against the Company or any subsidiary, would be material in relation to the Company's financial condition, nor are there any proceedings pending other than ordinary routine litigation, except for the litigation and regulatory enforcement actions described above.

         On June 23, 1995, the FDIC issued a Notice of Intention to Prohibit from Further Participation and a Notice of Assessment of Civil Money Penalties, Findings of Fact and Conclusions of Law, Order to Pay and Notice of Hearing (collectively, the "Notices") against James L. Leuthe, Chairman of the Board and Chief Executive Officer of the Company, and against Harold R. Marvin, Jr., formerly the President of the Company and the Bank. Mr. Marvin resigned as President and as director of both the Company and the Bank in 1993.

         The Notices initiated administrative proceedings in which the FDIC, as a result of transactions occurring prior to February 1992, has sought to prohibit Messrs. Leuthe and Marvin from further participation in the conduct of the affairs of any bank insured by the FDIC or any other federally insured depository institution, without the prior approval of the FDIC and the appropriate federal financial institution regulatory agency. The allegations of the FDIC are substantially the same as those which formed the basis of a stipulation of settlement with and administrative order of the Department entered into in 1993, which has been replaced by the Pennsylvania Order. The Notices also sought to impose civil monetary penalties of $500,000 against Mr. Leuthe and $300,000 against Mr. Marvin. Neither the Company nor the Bank is a party to these proceedings. Mr. Leuthe has denied wrongdoing and intends to defend this action. The FDIC and Mr. Marvin have reached a settlement in this matter. The settlement does not assess any monetary damages or penalties against Mr. Marvin and prohibits Mr. Marvin from participating in any manner in the conduct of the affairs of any financial institution or organization.

         From a procedural standpoint, the hearings in this matter are closed. Counsel for the parties are presently on a timetable whereby principal memoranda of law will be submitted by April 14, 1997 and reply memoranda by May 14, 1997. The administrative law judge is expected to issue a recommended decision within 45 days thereafter. Either party which disputes the recommended decision of the administrative law judge then has 30 days to file exceptions to take an appeal to the full FDIC Board of Directors. The FDIC Board will likely not render a decision for at least 60 to 90 days following any such appeal. Also, either party which disputes the decision of the FDIC Board will have the right to appeal such decision to the Third Circuit Court of Appeals.

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

         The Company carries director's and officer's liability coverage and is in the process of submitting a claim for reimbursement of its expenses in connection with these proceedings. The Company's insurance carrier has indicated that it may dispute coverage relating to this matter on the basis that the insurance carrier did not receive timely notice of the proceedings. The Company disputes the insurance carrier's position.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         The Company's Common Stock, $.01 par value, is the only class of common stock of the Company that is authorized, issued and outstanding. As of February 28, 1997, there were 2,000,000 shares issued and outstanding, held by approximately 130 stockholders of record. The market makers in the Company's Common Stock are Security First Group, F.J. Morrisey & Co., Ryan Beck & Co. and Legg Mason Wood Walker Incorporated. The Company's Common Stock is quoted on the OTC electronic bulletin board. According to information received by the Company from F.J. Morrisey & Co., certain information regarding bid quotations for the Company's Common Stock is as follows: (i) at March 31, 1996, bid price $4.75;
(ii) at June 30, 1996, bid price $4.50; (iii) at September 30, 1996, bid price $4.50; and (iv) at December 31, 1996, bid price $4.50. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         The Company has not paid any dividends on the Common Stock since June 1991. Due to its financial condition, its recent results of operations and regulatory restrictions on the payment of dividends by the Bank and the Company, management of the Company currently does not anticipate the resumption of dividend payments on the Common Stock. Also, the Company has accrued and unpaid dividends on its Series A Preferred Stock of $1,220,951 and on its Senior Preferred Stock of $237,542 as of December 31, 1996. Dividends accrue on the Series A Preferred Stock at the rate of $.3255 per share per year. Dividends on the Senior Preferred Stock accrue at the rate of $.25 per share per year. When, as and if declared by the Board of Directors of the Company out of funds legally available for that purpose, dividends are payable to the holders of the Senior Preferred Stock quarterly. Dividends must be declared and paid, or declared and a sum sufficient for payment thereof set aside, on the Senior Preferred Stock before any dividend may be declared or paid on any other capital stock of the Company. Dividends must be declared and paid, or declared and a sum sufficient for payment thereof set aside, on the Series A Preferred Stock before any dividend may be declared or paid on any other capital stock of the Company other than the Senior Preferred Stock. Under the Company's Articles of Incorporation, the aggregate amount of dividends paid in any calendar year on the Senior Preferred Stock and the Series A Preferred Stock may not exceed the amount of the Company's net income for the preceding calendar year as shown on the Company's audited statement of income for such preceding calendar year.

         Under Pennsylvania law, the Company's Board of Directors may not authorize, and the Company may not make, distributions (including dividends) if either (i) the Company would be unable to pay its debts as they become due in the usual course of its business, or (ii) as determined by the Board of Directors, the total assets of the Company would be less than the sum total of its liabilities plus the amount that would be needed, if the Company were to be dissolved at the time as of which the distribution is measured, to satisfy the preferential rights upon dissolution of the holders of the Company's outstanding Series A Preferred Stock, Senior Preferred Stock and any other shares that may have preferential rights upon dissolution superior to those receiving the distribution.

         Under the Pennsylvania Order, the Bank may not declare or pay any cash dividends without prior written approval of the Department and the Regional Director of the FDIC. Certain other provisions under the Pennsylvania Banking Code restrict the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans and advances. Under the Federal Reserve Agreement, the Company may not declare or pay any cash dividends without the prior written approval of the Federal Reserve Bank and the Department.

         The Company received regulatory approval from the Federal Reserve to issue stock in lieu of cash dividends for 1994 and 1995, at the shareholder's option. In December 1996, the Company issued 51,461 shares of Senior Preferred Stock to holders of Senior Preferred Stock who accepted the Company's offer to be issued such shares in lieu of cash dividends that had accumulated through December 31, 1995, but which the Company was not permitted to declare and pay. Therefore, the amount of accumulative dividends on the Company's Senior Preferred Stock was reduced by $257,769. The Company has requested approval from the Federal Reserve Bank to pay all accumulated but not waived dividends on the Senior Preferred Stock through the first quarter of 1997.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

Management's Discussion and Analysis of Financial Condition and Results of Operations

         The consolidated financial review of the Company is intended to compare the performance of the Company for the years ended December 31, 1996 and 1995. The review of the information presented should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 7 of this report.

         Overview

         The Company's total assets were $110.3 million at December 31, 1996, an increase of $6.88 million from December 31, 1995. The Company's net income was $2,145,000, comprised primarily of a $1,539,000 litigation settlement involving a large impaired loan, with the remainder in securities gains from the subsidiary Bank's equities portfolio. These earnings had a positive effect on the subsidiary Bank's capital position which was $11.5 million as of December 31, 1996, and management believes that such earnings have positioned the Bank for a return to core earnings.

         During 1996, the Bank continued its program to dispose of foreclosed real estate and reduce its nonperforming loans. Transactions within these portfolios resulted in a $2.81 million net reduction in nonperforming assets. The proceeds from these activities were invested in performing assets contributing to an increase in the Bank's net interest income.

         The Bank experienced good loan demand during 1996, originating approximately $14.4 million consumer loans, an increase of $8.3 million compared to the $6.1 million of consumer loans booked in 1995. This increase was partially attributable to the establishment of several indirect automobile loan dealership relationships that are expected to continue in 1997. During the year, deposits increased by $3.63 million, with total deposits of $95.94 million at December 31, 1996.

This increase resulted in additional interest expense during the year. However, the Bank's cost of interest-bearing deposits remained basically the same at 4.22% in 1996 compared with 4.21% in 1995.

         In February 1996, the Bank entered into an Administrative Order with the Department which replaced an earlier order entered into in 1993. Also in April 1996, the Bank entered into a Memorandum of Understanding with the FDIC which replaced two cease and desist orders from October 1987 and June 1992. The Company continues to be subject to its 1991 written agreement with the Federal Reserve Bank. The Company and the Bank are in substantial compliance with all provisions of the aforementioned agreements.

         Results of recent examinations by the Department and the FDIC indicate that the Bank continues to show positive trends in improving the overall performance of the institution, but still has a high level of nonperforming assets that have an adverse effect on its operations. In January 1997, the Bank received regulatory approvals to open a new branch in its Administrative Offices in South Whitehall Township, PA. This branch will be the institution's sixth retail location, and is expected to open in the Spring of 1997.

         Although the Company did not pay any dividends in 1996, it issued 51,461 shares of Senior Preferred stock, at $5 per share, to existing Senior Preferred shareholders who waived their rights to receive dividends that were accumulated on shares of Senior Preferred Stock through December 31, 1995. The total reduction in accumulated dividends was $257,769. Effective December 23, 1996, these newly issued shares started to accumulate an annual dividend of 5%.

         Comparison Between 1996 and 1995 Net Income

         In 1996, the Company recorded net income of $2,145,000 as compared to $84,000 in 1995, an increase of $2,061,000. The majority of this increase, or $1,539,000, was attributed to a settlement (the "Settlement") received with respect to a large impaired loan. On May 21, 1996, the Bank and certain other related parties entered into the Settlement with respect to a significant real estate transaction that had been in protracted litigation. The Bank was notified in January 1996 that it had received a favorable court decision regarding an appeal of an earlier decision of the U.S. Bankruptcy Court, and the Bank had continued to pursue resolution of a substantial real estate transaction. On May 22 and May 23, 1996, the Company and the Bank received cash payments totaling approximately $4.0 million. The payments were recorded as follows:

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
                                                                 ======

         A final cash payment of $600,000 in connection with the Settlement of this matter was scheduled to be received in the third quarter of 1996. However, the obligor has delayed payment through further bankruptcy proceedings. All future payments, if any, will be recorded as other income when received.

         Other significant factors contributing toward the remaining increase of $522,000 in net income during 1996 over the same period in 1995 were as follows:
Net interest income increased $544,000, or 15.61%, due mostly to an increase in the average loan balance of $6.3 million, an increase in interest and dividend income on investment securities of $155,000, offset in part by an increase in interest paid on deposits of $101,000.

         The Company recorded a credit for loan losses of $367,000 in 1996 as compared to a provision of $250,000 in 1995, primarily due to a recovery of $1,140,000 as part of the Settlement outlined above.

         Other expenses increased $404,000 in 1996 as compared to 1995, mostly attributable to an increased provision of $252,000 for possible losses attributable to its foreclosed assets held for sale.

         The profit performance for financial institutions is measured by the return on average assets ("ROA") and the return on average equity ("ROE"). The Company's ROA was 1.99% in 1996 compared to 0.08% in 1995. The ROE was 18.89% in 1996 compared to 0.87% in 1995. Excluding $1,539,000 income from the Settlement, the Company's ROA and ROE were 0.57% and 5.80%, respectively, for 1996.

         Net Interest Income

         Net interest income is the difference between interest income and fees on earning assets and interest expense on deposits and borrowed funds. The principal components of earning assets are loans and investment securities. The primary sources used to fund these assets were deposits, borrowed funds and capital.

         Net interest income for 1996 was $4.028 million compared to $3.484 million in 1995. The net increase of $544,000, or 15.61%, is primarily due to an increase in the average loan balance. In addition, the interest rate spread increased 10 basis points from 3.93% in 1995 to 4.03% in 1996. Finally, the net interest margin on interest earning assets increased 28 basis points to 4.34% from 4.06%.

         In 1996, interest and fee income on loans increased $542,000, or 10.56%, compared to 1995, as the result of an increase in the average loan balance of $6.3 million, or 11.84%. In January 1996, the Bank instituted a new consumer loan program, pursuant to which it signed agreements with several auto dealers to originate their dealer paper. As a result, the Bank originated $14.4 million consumer loans in 1996 as compared to $6.1 million consumer loans in 1995. At December 31, 1996, auto loans amounted to $7.619 million, or 11.47%, of the total loan portfolio as compared to $426,000, or 0.72%, for the same period in 1995. The average yield on loans declined slightly by 11 basis points from 9.63% in 1995 to 9.52% in 1996.

         Interest and dividend income on investment securities increased from $1.75 million in 1995 to $1.90 million in 1996, or 8.88%, primarily the result of an increase in the average investment portfolio of $1.28 million, or 4.29%. The increase in average balances was primarily the result of the investment of a significant portion of the proceeds from the Settlement. The average yield on securities increased 26 basis points during 1996 compared to 1995 as the result of higher overall interest rates.

         Interest expense on deposits increased $101,000, or 2.91%, in 1996 compared to 1995, as the result of higher average balance for interest-bearing deposits of $2.2 million, or 2.67% in 1996. The increase in average interest-bearing deposits was primarily attributable to an increase in the average balance of certificates of deposit to $48.542 million in 1996 as compared to $46.652 million in 1995. Certificates of deposit increased during this period due to a higher interest rate environment, resulting in a continued shift of deposits out of savings accounts and into higher-costing certificate of deposit accounts. However, the average rate paid by the Bank for the interest-bearing deposits remained almost the same, 4.22% in 1996 as compared to 4.21% in 1995. Interest expense decreased approximately $67,000 on savings accounts, attributable to both a decline in average balances as well as the average rates. Mitigating this decrease is the increase in the average balance of certificates of deposit which resulted in approximately $168,000 of additional interest expense.

         Distribution of Interest-Earning Assets and Interest-Bearing
         Liabilities:

         Interest Rates and Interest Differential

         The following tables set forth, for the periods indicated, information regarding: (a) the average balances of asset and liability categories; (b) the total dollar amount of interest income from interest-earning assets (including mortgage loan origination fees representing yield adjustments) and the resulting average yields; (c) the total dollar amount of interest expense on interest-bearing liabilities and resulting average costs; (d) net interest income; (e) interest rate spread; (f) net interest margin on interest-earning assets; and (g) the ratio of average interest-earning assets to average interest-bearing liabilities. Average balances are derived from average daily balances.


                                                                For the Year Ended December 31,
                                                                        (in thousands)
                                         ----------------------------------------------------------------------------
                                                         1996                                     1995
                                         Average                    Average        Average                   Average
                                         Balance       Interest    Yield/Rate      Balance      Interest   Yield/Rate
                                         -------       --------    ----------      -------      --------   ----------
INTEREST-EARNING ASSETS:
Loans(1)                                  $59,585       $5,673         9.52%       $53,276        $5,131       9.63%
Investment securities                      31,162        1,901         6.10%        29,880         1,746       5.84%
Federal funds sold                          1,969          105         5.33%         2,741           161       5.87%
                                         --------      -------         ----        -------        ------       ----
Total interest-earning assets             $92,716       $7,679         8.28%       $85,897        $7,038       8.19%
                                         ========      -------         ----        =======        ------       ----
INTEREST-BEARING
  LIABILITIES:
Savings deposits                          $36,088      $  1,001        2.77%       $35,781        $1,068       2.98%
Time deposits                              48,542         2,570        5.29%        46,652         2,402       5.15%
Other borrowed funds                          849            50        5.89%           629            42       6.68%
Long-term debt                                327            30        9.17%           436            42       9.63%
                                          -------      --------        ----        -------        ------       ----
Total interest-bearing liabilities        $85,806      $  3,651        4.25%       $83,498        $3,554       4.26%
                                          =======      --------        ----        =======        ------       ----
NET INTEREST INCOME                                    $  4,028                                   $3,484
                                                       ========                                   ======
INTEREST RATE SPREAD                                                   4.03%                                   3.93%
                                                                       ====                                    ====
NET INTEREST MARGIN ON
INTEREST-EARNING ASSETS(2)                                             4.34%                                   4.06%
                                                                       ====                                    ====
RATIO OF AVERAGE INTEREST-
EARNING ASSETS TO AVERAGE
INTEREST-BEARING  LIABILI-
TIES                                                                 108.05%                                  102.87%
                                                                     ======                                   ======

----------

(1) For the purpose of these computations, nonaccrual loans are not included in the daily average loan amounts outstanding.

(2) Net interest income divided by average interest-earning assets.


                                                                For the Year Ended December 31,
                                                                        (in thousands)
                                         ------------------------------------------------------------------------------
                                                         1995                                      1994
                                         Average                    Average        Average                   Average
                                         Balance       Interest    Yield/Rate      Balance       Interest   Yield/Rate
                                         -------       --------    ----------      -------       --------   ----------
INTEREST-EARNING ASSETS:
Loans(1)                                  $53,276       $5,131         9.63%       $49,021        $4,811        9.81%
Investment securities                      29,880        1,746         5.84%        28,024         1,615        5.76%
Federal funds sold                          2,741          161         5.87%         2,072            82        3.96%
                                          -------       ------        -----        -------        ------        ----
Total interest-earning assets             $85,897       $7,038         8.19%       $79,117        $6,508        8.23%
                                          =======       ------         ----        =======        ------        ----

INTEREST-BEARING
  LIABILITIES:
Savings deposits                          $35,781       $1,068         2.98%       $38,983        $1,119        2.87%
Time deposits                              46,652        2,402         5.15%        41,971         1,742        4.15%
Repurchase agreement                          629           42         6.68%           382            23        6.02%
Other borrowed funds                            0            0         0.00%           280            13        4.64%
Long-term debt                                436           42         9.63%           534            42        7.87%
                                          -------       ------         ----        -------        ------        ----
Total interest-bearing liabilities        $83,498       $3,554         4.26%       $82,150        $2,939        3.58%
                                          =======       ------         ----        =======        ------        ----
NET INTEREST INCOME                                     $3,484                                    $3,569
                                                        ======                                    ======
INTEREST RATE SPREAD                                                   3.93%                                    4.65%
                                                                       ====                                     ====
NET INTEREST MARGIN ON
INTEREST-EARNING ASSETS(2)                                             4.06%                                    4.51%
                                                                       ====                                     ====
RATIO OF AVERAGE INTEREST-
EARNING ASSETS TO AVER
AGE  INTEREST-BEARING LIA-
BILITIES                                                             102.87%                                   96.31%
                                                                     ======                                    =====

----------

(1) For the purpose of these computations, nonaccrual loans are not included in the daily average loan amounts outstanding.
(2) Net interest income divided by average interest-earning assets.

         Analysis of the Effect of Volume and Rate Changes in Interest Income and Interest Expense:

         The following table presents the extent to which net interest income changed due to changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities during the periods indicated. Information provided in each category with respect to changes attributable to changes in volume (changes in volume multiplied by prior rate) changes attributable to changes in rates (changes in rate multiplied by prior volume) and the net change. The change in interest income and interest expense attributable to the combined impact of both volume and rate has been allocated proportionately to the changes due to volume and the changes due to rate.


                                                  For the Year Ended De-                For the Year Ended De-
                                                  cember 31, 1996 vs. 1995              cember 31, 1995 vs. 1994
                                                  Increase (Decrease) Due to            Increase (Decrease) Due to
                                                  Volume         Rate       Total       Volume       Rate         Total
                                                  ------         ----       -----       ------       ----         -----
                                                                              (in thousands)
INTEREST-EARNING ASSETS:
Loans                                             $ 598         $ (56)      $ 542        $ 406       $ (86)       $ 320
Investment securities                                77            78         155          106          25          131
Federal funds sold                                  (42)          (14)        (56)          32          47           79
                                                  -----         -----       -----        -----       -----        -----
Total interest-earning assets                     $ 633         $   8       $ 641        $ 544       $ (14)       $ 530
                                                  -----         -----       -----        -----       -----        -----
INTEREST-BEARING LIABILITIES:
Savings deposits                                  $   5         $ (72)      $ (67)       $ (87)      $  36          (51)
Time deposits                                        65           103         168          150         510          660
Other borrowed funds                                 13            (5)          8            3           3            6
Long-term debt                                      (11)           (1)        (12)          (8)          8            0
                                                  -----         -----       -----        -----       -----        -----
Total interest-bearing liabilities                $  72         $  25       $  97        $  58       $ 557        $ 615
                                                  -----         -----       -----        -----       -----        -----
CHANGE IN NET INTEREST INCOME                     $ 561         $ (17)      $ 544        $ 486       $(571)       $ (85)
                                                  =====         =====       =====        =====       =====        =====


         Other Income

         Total other income, excluding securities gains, increased $1,494,000 during 1996 compared to 1995, principally the result of the gain of $1,539,000 for the Settlement of an impaired loan. Included in the $1,539,000, were prior years' interest, late charges and recovery of legal and other costs associated with the loan. If $1,539,000 were excluded from the other income, other income (excluding securities gains) would have decreased $45,000 in 1996 compared to 1995, primarily the result of a decline in gain from sale of foreclosed assets of $47,000. During 1996, the net gains from the investment securities portfolios declined $190,000, or 11.66%, as compared to 1995. The Company's trading securities are carried at fair value and are comprised primarily of the common stock of other banks and bank holding companies. The strong stock market growth during 1995 and 1996 has resulted in significant net gains in trading securities. The significant portion of the overall gain was generated from the trading securities. In the aggregate, the overall gain (realized and unrealized) within the trading security portfolio amounted to $1.378 million in 1996, a decrease of $115,000 as compared to $1.493 million in 1995. During 1996, management elected to liquidate certain securities to capitalize market gains, resulting in the fluctuation between the realized and unrealized gains from trading securities.

         Other Expenses

         Total other expenses increased $404,000, or 7.48%, during 1996 compared to 1995. Salaries and employee benefits increased $161,000, or 12.16%, primarily due to a $150,000 accrual for bonuses. Foreclosed asset expenses increased $430,000, or 57.72%, in 1996 as compared to 1995, mostly as the result of an increased provision for possible losses of $252,000. The increased provision will allow management to aggressively market and dispose of its foreclosed asset holdings throughout 1997. Mitigating the above increases were decreases of occupancy expenses of $70,000, or 13.16%, principally as the result of reduced rent expense and the FDIC insurance premium of $64,000, or 29.09%, as the result of lower rates. In addition, in the aggregate other expenses declined $23,000, or 0.98% in 1996 as compared to 1995. However, within this category, the 1995 legal costs incurred for the Settlement were approximately $383,000 higher than in 1996, while 1996 legal costs for the litigation with the FDIC, involving the Company's Chairman and CEO and the Bank's former President, were approximately $617,000 in 1996, or $309,000 higher than in 1995.


         Provision For Loan Losses

         The allowance for loan losses was $1.624 million at December 31, 1996 and 1995. The allowance equaled 2.46% of loans at December 31, 1996, as compared to 2.76% at December 31, 1995.

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

         In May 1996, management completed a detailed analysis of gross loan charge-offs for the years 1991 to 1995. This analysis took into consideration the type of lending done during those years, changes in the concentration of the loan portfolio and the current composition of the loan portfolio. Based on this review, management decided to increase the general allowance percentage applied to nonclassified loans as of May 31, 1996. This increase of percentage resulted in management providing an additional provision for loan losses of approximately $300,000 during the quarter ended June 30, 1996. Also during the second quarter, the Bank received a large recovery of approximately $1.140 million as the result of the Settlement. In the aggregate for 1996, the amount of loans charged off decreased $53,000 from $902,000 in 1995 to $849,000 in 1996. In addition, the amount of recoveries in 1996 increased to $1.216 million, up from $573,000 primarily attributable to the Settlement. Finally, during the fourth quarter of 1996, a provision of $300,000 was made at the banking regulators' request to cover the charge off of two nonperforming loans with an aggregate balance of $293,000.

         The following table sets forth a reconciliation of the allowance for loan losses and illustrates the charge-offs and recoveries by major loan category for the year ended December 31, 1996 (in thousands):

                   Beginning Balance, January 1, 1996 ........         $1,624
                                                                       ------
                   Charge-offs:
                      Commercial, financial and agricultural .             67
                      Real estate - construction .............           --
                      Real estate - mortgage .................            589
                      Installment loans to individuals .......            171
                      Lease financing ........................             22
                                                                       ------
                   Total charge-offs .........................            849
                                                                       ------
                   Recoveries:
                      Commercial, financial and agricultural .             26
                      Real estate - construction .............           --
                      Real estate - mortgage .................          1,173
                      Installment loans to individuals .......             10
                      Lease financing ........................              7
                                                                       ------
                   Total recoveries ..........................          1,216
                   Net recoveries ............................            367
                   Credit for loan losses ....................           (367)
                                                                       ------
                   Ending Balance, December 31, 1996 .........         $1,624
                                                                      =======

                   Ratio of net recoveries to
                      average loans outstanding ..............          0.58%

         Financial Condition

         At December 31, 1996, the Company's total assets were $110.3 million, representing an increase of $6.88 million from December 31, 1995, primarily the result of an increase in net loans of $7.125 million. The asset growth was primarily funded through the funds recovered as part of the Settlement, deposit inflows and borrowed funds.

         Loans

         Net loans increased $7.13 million from $57.25 million at December 31, 1995 to $64.37 million at December 31, 1996.

         As mentioned earlier, the Bank initiated an indirect lending program for several auto dealers. The consumer loan portfolio has increased approximately $7.43 million, or 171% since December 31, 1995, of which increase in auto loans amounted to $7.19 million. The change in the composition of other loans at December 31, 1996 compared to December 31, 1995 is as follows: Real estate construction loans increased $517,000, or 11.74%; Residential real estate loans increased $978,000, or 3.94%; while Commercial real estate loans declined $1.48 million, or 6.95%; and Commercial loans decreased $312,000, or 7.86%.

         The following table sets forth the maturity and repricing schedule of the loan portfolio at December 31, 1996 (in thousands):


                                                          After one          After
                                           Within         but within         five
                                           one year       five years         years          Total
                                           --------       ----------         -----          -----
   Maturity Schedule:

         Commercial.......................  $ 1,301        $ 1,740         $   598          $ 3,639
         Real estate-construction.........    3,352            908             242            4,502
         Real estate-mortgage.............   11,499         21,382          11,165           44,046
         Consumer, net....................      651         10,188             920           11,759
         Nonaccrual loans.................       --             --             --             2,052
                                            -------        -------         -------          -------
   Total..................................  $16,803        $34,218         $12,925          $65,998
                                            =======        =======         =======          =======

   Repricing Schedule (1):

         Fixed rate loans................   $15,766        $28,661         $ 3,231          $47,658
         Floating rate loans.............    15,707            581             --            16,288
         Nonaccrual loans................        --             --             --             2,052
                                            -------        -------         -------          -------
   Total.................................   $31,473        $29,242         $ 3,231          $65,998
                                            =======        =======         =======          =======

(1) Data for repricing schedule by loan categories is not available.

         Investment Securities

         The primary objectives of the Company's investment strategy are to maintain an appropriate level of liquidity and to generate income.

         The largest sector of the investment portfolio remains securities of U.S. Government agencies and corporations which totals $23.32 million (amortized cost), or 75.0%, of total investment securities. Included in the above are $3 million mortgage-backed products, mostly consisting of collateralized mortgage obligations ("CMO") and real estate mortgage investment conduits ("REMIC"). During 1996, stress tests were conducted twice on these CMOs and REMICs, all of which were passed.

         At the present time, the Company does not engage in the use of derivative investment products as a means to hedge the risks in its investment, loan or deposit portfolios.

         Deposits and Repurchase Agreement

         Total deposits increased $3.63 million, or 3.93%, from $92.31 million at December 31, 1995 to $95.94 million at December 31, 1996. Noninterest-bearing demand deposits increased $397,000; savings, club and interest-bearing demand deposits increased $377,000; and time deposits increased $2.85 million since December 31, 1995. During the fourth quarter of 1996, the Bank offered a promotion to increase its certificates of deposit within the 15 and 30-month categories. This promotion was primarily attributable to the Bank's strategy of offering competitive rates on its certificates of deposit products in order to fund its asset growth and increase net interest income. As a percentage of total deposits, savings, club accounts and interest-bearing demand deposits represented 36.85% at December 31, 1996, as compared to 37.89% at December 31, 1995. There were no brokered deposits within the Company's deposit base at December 31, 1996.

         Borrowed funds were $1.2 million at December 31, 1996, while there were no such borrowings at December 31, 1995. As discussed earlier, management determined for the short term to utilize borrowings in the form of repurchase agreements to fund a portion of the Bank's asset growth due, in part, to a brisk demand in loans.

         The following table sets forth maturities of time deposits of $100,000 or more at December 31, 1996 and 1995.

                                                         December 31,
                                                         ------------
                                                     1996          1995
                                                    ------        ------
                                                       (in thousands)
                   Three months or less ....        $2,800        $2,852
                   Over three months through
                          twelve months ....         3,412         2,811
                   Over one year through
                          five years .......         1,640         1,075
                   Over five years .........             0             0
                                                    ------        ------
                          TOTAL ............        $7,852        $6,738
                                                    ======        ======


         Nonperforming Assets

         Nonperforming assets include nonperforming loans and foreclosed assets held for sale. Nonperforming loans consist of impaired and other loans where the principal, interest, or both, are 90 or more days past due and loans that have been placed on nonaccrual. When loans are placed on nonaccrual status, income from the current period is reversed from current earnings and interest from prior periods is charged to the allowance for loan losses. Similarly, consumer loans are considered nonaccrual if the collateral is insufficient to recover the principal or are charged-off if deemed to be uncollectible. Foreclosed assets consist of assets acquired through foreclosure or real estate acquired by acceptance of a deed in lieu of foreclosure.

         The following table represents nonperforming assets of the Company at December 31, 1996 and 1995.

                                                            December 31,
                                                        1996            1995
                                                        ----            ----
                                                           (in thousands)
Impaired loans ...............................         $2,052         $ 5,248
Other loans past due 90 days or more .........            609             257
                                                       ------         -------
    Total nonperforming loans ................          2,661           5,505

Foreclosed assets held for sale ..............          4,850           4,814
                                                       ------         -------
    Total nonperforming assets ...............         $7,511         $10,319
                                                       ======         =======

Nonperforming loans as a percentage
    of loans (net of unearned interest) ......           4.03%           9.35%

Nonperforming assets as a percentage of assets           6.81%           9.98%

         All delinquent loans are reviewed by management on a weekly basis with regard to legal proceedings and collection efforts. Of the delinquent loans, 34.48% are secured by real estate, 45.81% are loans to consumers and 19.70% are to commercial borrowers.

         Impaired loans declined $3,196,000, or 60.90%, at December 31, 1996 as compared to December 31, 1995. The decline was primarily the result of loans with carrying values of $2,015,000 being transferred to foreclosed assets held for sale during 1996 and, on May 21, 1996, the Bank stipulated to the Settlement of a U.S. Bankruptcy Court proceeding with respect to a large impaired loan, resulting in a reduction of the loan balance of $905,000. Over 90% of the impaired loans are beyond the point of restructure. These are loans that have been in litigation and/or foreclosure and can only be resolved through liquidation. Management believes that the transfer from impaired loans to foreclosed assets is an improving trend that will continue for the next two to three quarters as most of the litigation and/or foreclosure actions continue toward completion. The improving trend and movement of impaired loans to foreclosed assets enables the Bank to sell the properties. It is anticipated that the aforementioned trend will continue with a resulting decrease in impaired loans and loans over 90 days or more. Although this will increase the Bank's foreclosed assets portfolio, it will enable the Bank to expedite the final disposition of these assets. Real estate loans represent $2.025 million of impaired loans, loans to commercial borrowers represent $20,000 and loans to consumers represent the remaining $7,000. The Bank analyzes its allowance requirements monthly and makes provisions to address new developments as they arise in an effort to recognize problems and provide for potential future losses to earnings or capital.

         The majority of nonperforming assets are secured by real estate. The composition of the nonperforming assets at December 31, 1996 follows:


         The following table sets forth the total of commercial and investment properties, all of which are currently in litigation and/or foreclosure.

          Commercial/Investment Properties:
          Impaired and over 90 days .......................          $  877,995
          Foreclosed assets held for sale .................           1,050,951
                                                                     ----------
          Total............................................          $1,928,946
                                                                     ==========

         The following table sets forth the total of residential properties to be foreclosed upon and liquidated, including properties currently owned that are listed for sale. All litigation and foreclosure proceedings in the nonaccrual and over 90-day category are being actively pursued.

          Residential:
          Impaired and over 90 days........................            779,916
          Foreclosed assets held for sale .................          1,223,729
                                                                    ----------
          Total............................................         $2,003,645
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

          Land Development/Building Lots:
          Impaired and over 90 days .......................         $  453,012
          Foreclosed assets held for sale .................          2,259,154
                                                                     ---------
          Total............................................         $2,712,166
                                                                    ==========

         The following table sets forth the total of loans in litigation that are not secured by real estate.

          Secured by Other Than Real Estate:
          Impaired and over 90 days .......................           $525,548
                                                                      ========


         The following table sets forth the total of assets that are listed as nonperforming, but which are under agreements that provide a yield at or in excess of current market rates.

          Performing/Nonperforming Assets:
          Impaired and over 90 days........................            $24,911
                                                                       =======


         The following table sets forth the total of assets that are under agreement or are being paid off with the settlement dates to take place during the first quarter of 1997.

          Assets Under Agreement or Payoffs:
          Foreclosed assets held for sale ..................           $316,304
                                                                       --------


         At December 31, 1996, there were no loans, other than those classified as nonperforming loans, where known information about borrowers' possible credit problems causes management to have serious doubts as to their ability to comply with the current loan repayment terms.

         In January 1996, the Company's Board of Directors developed a disposition plan to reduce approximately $5.3 million of nonperforming and/or classified assets outstanding as of January 1, 1996. This disposition plan was initiated to comply with the Administrative Order of the Department, the Written Agreement of the Federal Reserve Bank and previous orders issued by the FDIC, which have been replaced by the Memorandum of Understanding. As part of this disposition plan, the Company has aggressively marketed its nonperforming and/or classified assets. Through December 31, 1996, the Company eliminated gross $5.4 million of nonperforming and/or classified assets, including $719,000 in charge-offs, $3,007,000 in cash payments and $1,657,000 as a result of declassification or cures. The Bank achieved its goal to reduce nonperforming and/or classified assets successfully during 1996. The Bank was substantially in compliance with the regulatory requirements (See "Legal Proceedings" in Part I of this report) as of February 22, 1997.

         Management believes that the current level of dispositions of nonperforming assets will allow the Bank to meet all scheduled regulatory requirements discussed under "Legal Proceedings". The Company continues to market its foreclosed assets held for sale through listing by external agents.

         Allowance for Loan Losses Between Loan Categories

           The following table shows the allocation of the allowance for loan losses as of the dates indicated. The allocation among the different loan categories is based upon a specific allocation process performed by management. Amounts shown in the table do not purport to be an indication of future charge-off trends.



                                           December 31, 1996                 December 31, 1995
                                           -----------------                 -----------------

                                                   Percent of                         Percent of
                                                   Loans in Each                      Loans in Each
                                                   Category to                        Category to
                                      Amount       Total Loans            Amount      Total Loans
                                      ------       -----------            ------      -----------
Commercial.......................... $   20             5.54%             $   16           6.75%
Real estate-construction............     93             7.45                 248           7.32
Real estate-residential.............    114            39.11                 259          42.34
Real estate-commercial..............    292            30.07                 441          36.22
Consumer............................     26            17.83                  14           7.37
Unallocated......................... $1,079              N/A                 646            N/A
                                      -----           ------              ------         ------
   Total............................ $1,624           100.00%             $1,624         100.00%
                                     ======           ======              ======         ======




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

         At December 31, 1996, the Company maintained $4.62 million in cash and cash equivalents in the form of cash and due from banks including Federal Funds sold (after reserve requirements). In addition, the Company had $21.92 million in securities available-for-sale representing 19.88% of total assets at December 31, 1996 as compared to $21.44 million, or 20.73%, at December 31, 1995. Management believes that its liquidity is adequate.

         The Company considers its primary source of liquidity to be its core deposit base. This source has grown steadily over the years and consists of customers' deposits obtained through its branch offices. At December 31, 1996, approximately 79.88% of the Company's assets were funded by core deposits acquired within its market area. An additional 10.89% of the assets were funded by the Company's equity. These two components provide a substantial and stable source of funds.

         The Company's Board of Directors has not declared or paid any dividends on the outstanding shares of either its Senior Preferred Stock or its Series A Preferred Stock due to restrictions placed on it by federal and state banking regulators and other restrictions that do not permit the Bank to pay dividends to the holding company. The amount of undeclared dividends in arrears on the Senior and Series A Preferred Stock at December 31, 1996, were $237,542 and $1,220,951, respectively.

         During the fourth quarter of 1996, the Company issued 51,461 shares of Senior Preferred Stock to shareholders after receiving agreements from such holders to waive such holder's rights to receive dividends that were accumulated on shares of Senior Preferred Stock through December 31, 1995. Holders who accepted the offer to exchange have received one share of Senior Preferred Stock for each $5 of accumulated dividends that were waived. The total reduction in accumulated dividends was $257,769. Effective December 23, 1996, these newly issued 51,461 shares of Senior Preferred Stock have started to accumulate an annual 5% dividend.

         For year ended December 31, 1996, cash and cash equivalents decreased $423,000. Changes in cash are measured by changes in three major classifications of cash flows: operating, investing and financing activities.

         During 1996, net cash and cash equivalents of $2.124 million were provided by operating activities compared to $1.73 million provided in 1995, an increase of $394,000. The increase was the result of net income of the Company adjusted for noncash items.

         The net increase in cash used for investing activities was $5.64 million in 1996 compared to 1995. The primary increase in investing activity for 1996 of $6.693 million was the origination of new installment loans. As explained earlier, the Bank initiated an indirect lending program for several auto dealers, increasing its portfolio of auto loans at December 31, 1996 to $7.619 million, up from $426,000 in 1995. The above increase was mitigated by a decrease in the amount used to purchase securities. Net securities purchased were $450,000 in 1996 as compared to $1.723 million in 1995. The decrease in the funds was used for the Bank's new auto installment loan program.

         Net cash of $4.718 million was provided by financing activities in 1996 compared to $722,000 used in 1995, representing a net change in financing activities of $5.44 million. The primary component of this change, $5.011 million, was the use of borrowed funds. During 1995, the Company repaid a $3.811 million repurchase agreement obligation outstanding at December 31, 1994. Also in 1996, the Company borrowed an additional $1.200 million to fund its growth on a short-term basis. Historically, the Bank has entered into repurchase agreements as a method of providing the Bank with the cost effective funding in periods where its needs for funds exceeded the amount of funds provided by its depositing gathering activities.

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

         At December 31, 1996 the Company maintained a one-year cumulative GAP of negative $7.324 million, or 7.47% of total interest-earning assets which have been adjusted for the depreciation on securities available-for-sale. The effect of this GAP position provides a negative mismatch of assets and liabilities which exposes the Company to interest rate risk during a period of rising interest rates. A significant item contributing to the short-term negative gap is $15.16 million of interest-bearing demand and savings deposits which do not have contractual maturities and are not as rate sensitive as time deposits. However, the ability to reprice still exists, and, therefore, they have been included in the shortest repricing time frame.

         The following table sets forth the Company's interest sensitivity GAP position at December 31, 1996:



                                                                       December 31,
                                                                           1996
                                  -------------------------------------------------------------------------------------------
                                                      6
                                                    Months
                                  6 Months           to 1            1 to 2           2 to 5          Over 5
                                   or Less           Year             Years            Years           Years           Total
                                   -------           ----             -----            -----           -----           -----
                                                                          (in thousands)
Interest-Earning assets:
 Investment securities (1)        $  8,915         $    458         $    917         $  4,212        $ 19,579        $ 34,081
 Loans (2)                          21,765            9,708            9,154           20,088           3,231          63,946
                                  --------         --------         --------         --------        --------        --------
  TOTAL                           $ 30,680         $ 10,166         $ 10,071         $ 24,300        $ 22,810        $ 98,027
                                  --------         --------         --------         --------        --------        --------
Interest-bearing
   liabilities:
 Demand-interest bearing          $ 14,434         $   --           $   --           $   --          $   --          $ 14,434
 Savings and Clubs (3)                 726              902            1,452            4,356          13,481          20,917
 Time                               21,762            8,874            9,514           10,353            --            50,503
 Other borrowed funds                1,200             --               --               --              --             1,200
 Long-term debt                        272             --               --               --              --               272
                                  --------         --------         --------         --------        --------        --------
  TOTAL                           $ 38,394         $  9,776         $ 10,966         $ 14,709        $ 13,481        $ 87,326
                                  --------         --------         --------         --------        --------        --------
GAP                               ($ 7,714)        $    390         $   (895)        $  9,591        $  9,329        $ 10,701
                                  --------         --------         --------         --------        --------        --------
Cumulative GAP                    ($ 7,714)        ($ 7,324)        ($ 8,219)        $  1,372        $ 10,701        $ 10,701
                                  ========         ========         ========         ========        ========        ========


----------
(1) Includes average pay downs based on the stress test for collateralized mortgage obligation securities, equity securities categorized as trading securities and $1.759 million of Federal funds sold.
(2) Includes estimated schedule maturities of the fixed rate loans ignoring any potential rollover at maturity. Excludes nonaccrual loans of $2,052,000.
(3) Assumes that 7% of the savings deposits are repriceable each year based on the previous five years' historical activity.

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

          The following table sets forth the capital ratios of the Bank as of December 31, 1996 and 1995.

                                    Regulatory           December 31,
                                   Requirements       1996          1995
                                   ------------       ----          ----

Leverage ratio:
 Tier I (core capital) ratio .          4.0%*        10.70%         8.82%
Risk-based capital ratios:
 Tier I capital/risk-weighted           4.0%         15.19%        12.49%
 Tier I and Tier II capital/
          Risk-weighted assets          8.0%         16.45%        13.75%



* The Pennsylvania Department of banking requires the Bank to maintain a minimum Tier I leverage capital ratio of at least 6.5% under the terms of the Administrative Order.

         Deposit Insurance Funds Act of 1996

         The Deposit Insurance Funds Act of 1996 (the "Deposit Act") was enacted on September 29, 1996. The Deposit Act changes payment terms for the Bank's payments into the Bank Insurance Fund ("BIF") of the FDIC.

         Beginning in 1997, BIF assessments will be used for the first time to help pay off the $780 million annual interest payments on $8 billion in "FICO" bonds issued in the 1980's as part of the governments savings and loan bailout. The law provides that BIF assessments must be set at a rate equal to one-fifth of the Savings Institution Insurance Fund ("SAIF") rates for 1997, 1998 and 1999. After 1999, all FDIC-insured institutions will pay the same risk-adjusted rates.

         The Bank estimates that its annual cost for FDIC insurance coverage will increase less than $15,000 based on December 31, 1996 deposit levels and based on available rate information. However, the FDIC may increase the projected rates at anytime.

Item 7.  Financial Statements.

         The following consolidated audited financial statements are included in this Item:

         Index to Financial Statements


                                                                                                  Page Nos.

             Independent Auditors' Report........................................................   F-1

             Consolidated Balance Sheets as of December 31, 1996 and 1995........................   F-2

             Consolidated Statements of Operations for the Years Ended
                    December 31, 1996 and 1995 ..................................................   F-3 to F-4

             Consolidated Statements of Changes in Shareholders' Investment
                    for the Years Ended December 31, 1996 and 1995 ..............................   F-5

             Consolidated Statements of Cash Flows for the Years Ended
                    December 31, 1996 and 1995 ..................................................   F-6 to F-7

             Notes to the Consolidated Financial Statements......................................   F-8 to F-32

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and
    Board of Directors of
    First Lehigh Corporation:

         We have audited the accompanying consolidated balance sheets of First Lehigh Corporation and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in shareholders' investment and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Lehigh Corporation and subsidiary at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

         As discussed in Notes 1 and 13 to the consolidated financial statements, First Lehigh Corporation and its subsidiary, First Lehigh Bank (the "Bank"), are operating under written agreements with their regulators, the Federal Reserve Bank and the Federal Deposit Insurance Corporation ("FDIC") and the Commonwealth of Pennsylvania Department of Banking (the "Department"), respectively, which, among other things, require certain levels of nonperforming assets and certain minimum capital requirements to be met and maintained. The minimum capital requirements exceed the minimum leverage and Tier I risk-based capital ratios required by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA").


                 PARENTE, RANDOLPH, ORLANDO, CAREY & ASSOCIATES




Allentown, Pennsylvania
February 14, 1997

                              FIRST LEHIGH CORPORATION AND SUBSIDIARY

                                     CONSOLIDATED BALANCE SHEET
                                     DECEMBER 31, 1996 AND 1995
                                           (In thousands)


                                                                       1996            1995
                                                                       ----            ----
ASSETS
------

CASH AND DUE FROM BANKS                                             $   2,861       $   2,578

FEDERAL FUNDS SOLD                                                      1,759           2,465

TRADING SECURITIES                                                      6,309           6,038

SECURITIES AVAILABLE-FOR-SALE                                          21,922          21,437

SECURITIES HELD-TO-MATURITY (Fair value of $3,899                       4,091           4,441
   and $4,328)

LOANS (Net of $1,624 allowance for loan losses in both years)          64,374          57,249

PREMISES AND EQUIPMENT                                                  2,022           2,174

FORECLOSED ASSETS HELD FOR SALE, Net                                    4,850           4,814

OTHER ASSETS                                                            2,092           2,202
                                                                    ---------       ---------
                       TOTAL ASSETS                                 $ 110,280       $ 103,398
                                                                    =========       =========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------

DEPOSITS:
   Noninterest-bearing                                              $  10,086       $   9,689
   Interest-bearing                                                    85,853          82,623
                                                                    ---------       ---------
          Total deposits                                               95,939          92,312

OTHER BORROWED FUNDS                                                    1,200            --

LONG-TERM DEBT                                                            272             381

OTHER LIABILITIES                                                         859             472
                                                                    ---------       ---------
          Total liabilities                                            98,270          93,165

SHAREHOLDERS' INVESTMENT                                               12,010          10,233
                                                                    ---------       ---------
TOTAL LIABILITIES AND
SHAREHOLDERS' INVESTMENT                                            $ 110,280       $ 103,398
                                                                    =========       =========

                 See Notes to Consolidated Financial Statements

                    FIRST LEHIGH CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
          (In thousands, except per share data and shares outstanding)

                                                            1996          1995
                                                            ----          ----
INTEREST INCOME:
   Interest and fees on loans                             $ 5,673       $ 5,131
   Interest and dividends on investment securities:
     Taxable interest income                                1,637         1,514
     Dividends                                                264           232
   Interest on federal funds sold                             105           161
                                                          -------       -------
          Total interest income                             7,679         7,038
                                                          -------       -------
INTEREST EXPENSE:
   Interest on deposits                                     3,571         3,470
   Interest on other borrowed funds                            50            42
   Interest on long-term debt                                  30            42
                                                          -------       -------
          Total interest expense                            3,651         3,554
                                                          -------       -------
NET INTEREST INCOME                                         4,028         3,484
CREDIT (PROVISION) FOR LOAN LOSSES                            367          (250)
                                                          -------       -------
NET INTEREST INCOME AFTER CREDIT (PROVISION)
   FOR LOAN LOSSES                                          4,395         3,234
                                                          -------       -------
OTHER INCOME:
   Service charges, fees and other income                     512           499
   Gain on sale of foreclosed assets, net                      62           109
   Rental income                                                1            12
   Unrealized holding gains on trading securities             372           728
   Realized gains (losses) on:
     Trading securities                                     1,006           765
     Securities available-for-sale                             79           136
     Securities held-to-maturity                              (18)
   Litigation settlement                                    1,539
                                                          -------       -------
          Total other income                                3,553         2,249
                                                          -------       -------

                    FIRST LEHIGH CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
          (In thousands, except per share data and shares outstanding)

                                                        1996        1995
                                                        ----        ----

OTHER EXPENSES:
   Salaries and employee benefits               $    1,485        $    1,324
   Net occupancy expense                               462               532
   Equipment expense                                   207               237
   FDIC insurance                                      156               220
   Foreclosed asset expenses                         1,175               745
   Other                                             2,318             2,341
                                                ----------        ----------
          Total other expenses                       5,803             5,399
                                                ----------        ----------
NET INCOME                                      $    2,145        $       84
                                                ==========        ==========
PRIMARY INCOME (LOSS) PER SHARE                 $     0.60        $    (0.12)
                                                ==========        ==========
FULLY DILUTED INCOME (LOSS) PER SHARE           $     0.50        $    (0.12)
                                                ==========        ==========
WEIGHTED AVERAGE COMMON SHARES AND
   COMMON SHARE EQUIVALENTS OUTSTANDING:
     Primary                                     2,850,167         2,848,902
     Fully diluted                               3,415,767         2,848,902


                 See Notes to Consolidated Financial Statements

                    FIRST LEHIGH CORPORATION AND SUBSIDIARY

         CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' INVESTMENT
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
                  (In thousands, except for share information)



                                                  SENIOR                   SERIES A                                    CONTRIBUTED
                                                 PREFERRED                PREFERRED                                     CAPITAL IN
                                                   STOCK                    STOCK                  COMMON STOCK       EXCESS OF PAR
                                           SHARES         AMOUNT    SHARES         AMOUNT    SHARES            AMOUNT     VALUE
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1994               848,902         $ 8      682,000         $ 7      2,000,000          $ 20    $ 8,764

NET INCOME

NET CHANGE IN UNREALIZED
   APPRECIATION (DEPRECIATION)
                                           -------         ---      -------         ---      ---------          ----    -------
BALANCE AT DECEMBER 31, 1995               848,902           8      682,000           7      2,000,000            20      8,764
ISSUANCE OF SENIOR PREFERRED STOCK
   IN LIEU OF CASH DIVIDEND                 51,461           1                                                              257

NET INCOME

NET CHANGE IN UNREALIZED APPRECIATION
   (DEPRECIATION)
                                           -------         ---      -------         ---      ---------          ----    -------
BALANCE AT DECEMBER 31, 1996               900,363         $ 9      682,000         $ 7      2,000,000          $ 20    $ 9,021
                                           =======         ===      =======         ===      =========          ====    =======











                                                         NET
                                                      UNREALIZED
                                                     APPRECIATION
                                                    (DEPRECIATION)
                                                    ON SECURITIES    TOTAL
                                           RETAINED   AVAILABLE    SHAREHOLDERS'
                                           EARNINGS    FOR SALE     INVESTMENT
--------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1994               $1,256     $ (1,518)      $8,537

NET INCOME                                     84                        84

NET CHANGE IN UNREALIZED
   APPRECIATION (DEPRECIATION)                           1,612        1,612
                                           ------     --------      -------
BALANCE AT DECEMBER 31, 1995                1,340           94       10,233

ISSUANCE OF SENIOR PREFERRED STOCK
   IN LIEU OF CASH DIVIDEND                  (258)

NET INCOME                                  2,145                     2,145

NET CHANGE IN UNREALIZED APPRECIATION
   (DEPRECIATION)                                         (368)        (368)
                                           ------     --------      -------
BALANCE AT DECEMBER 31, 1996               $3,227     $   (274)     $12,010
                                           ======     =========     =======


                 See Notes to Consolidated Financial Statements

                    FIRST LEHIGH CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
                                 (In thousands)

                                                                               1996        1995
                                                                             -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                $ 2,145     $    84
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Realized gains on securities available-for-sale                           (79)       (136)
       Gain on sale of foreclosed assets, net                                    (62)       (109)
       Gain on sale/disposal of equipment                                         (7)       --
       Realized losses on securities held-to-maturity                             18        --
       (Credit) provision for loan losses                                       (367)        250
       Provision for foreclosed assets losses                                    602         350
       Depreciation of premises and equipment                                    161         168
       Amortization                                                               73         113
       Net (increase) decrease in trading securities                            (271)        476
       (Gains) losses on other assets                                           (397)          6
       Change in:
          Other assets                                                           (79)        477
          Other liabilities                                                      387          51
                                                                             -------     -------
            Net cash provided by operating activities                          2,124       1,730
                                                                             -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of securities available-for-sale                     4,038         951
   Proceeds from the maturity of securities available-for-sale                 3,789       4,430
   Purchases of securities available-for-sale                                 (8,604)     (7,104)
   Proceeds from sale of securities held-to-maturity                             327        --
   Net increase in loans                                                      (8,944)     (2,251)
   Proceeds from sales of premises and equipment                                  54          61
   Capital expenditures for premises and equipment                               (56)        (54)
   Capital expenditures for foreclosed assets                                    (43)       (136)
   Proceeds from sales of foreclosed assets                                    1,483       2,455
   Proceeds from sales of other assets                                           691          23
                                                                             -------     -------
            Net cash used in investing activities                             (7,265)     (1,625)
                                                                             -------     -------

                    FIRST LEHIGH CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
                                 (In Thousands)


                                                                               1996        1995
                                                                             -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                                  $ 3,627     $ 3,199
   Payments on long-term debt                                                   (109)       (110)
   Net increase (decrease) in other borrowed funds                             1,200      (3,811)
                                                                             -------     -------
            Net cash provided by (used in) financing activities                4,718        (722)
                                                                             -------     -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (423)       (617)

CASH AND CASH EQUIVALENTS, BEGINNING                                           5,043       5,660
                                                                             -------     -------
CASH AND CASH EQUIVALENTS, ENDING                                            $ 4,620     $ 5,043
                                                                             =======     =======
SUPPLEMENTARY DISCLOSURE:
   Cash paid for interest                                                    $ 3,657     $ 3,493
                                                                             =======     =======
   Cash paid for income taxes                                                $    22         $--
                                                                             =======     =======







                 See Notes to Consolidated Financial Statements

                     FIRST LEHIGH CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

 1.   ADMINISTRATIVE ORDER AND OTHER REGULATORY AGREEMENTS

      First Lehigh Corporation (the "Company") and First Lehigh Bank (the "Bank") are subject to and have consented to the following regulatory orders and agreements: (i) effective February 28, 1996, the Company and the Bank entered into an Administrative Order (the "Pennsylvania Order") with the Pennsylvania Department of Banking (the "Department"), which replaced an earlier order entered into in 1993; (ii) on April 29, 1996, the Bank entered into a Memorandum of Understanding (the "Memorandum of Understanding") with the Federal Deposit Insurance Corporation ("FDIC"), which has replaced two cease and desist orders dating from October 1987 and June 1992; and (iii) in January 1991, the Company consented to a written agreement (the "Federal Reserve Agreement") with the Federal Reserve Bank and the Department.

      Under the terms of the Pennsylvania Order, the Bank, among other things:

     o Must not declare or pay any cash dividend, without the prior written approval of the Department and the Regional Director of the FDIC;

     o Must maintain, at all times, a minimum Tier 1 capital equal to or greater than 6.5% of the Bank's adjusted total assets and a "fully funded loan loss reserve";

     o May not grant, extend, renew, alter or restructure any loan or other extension of credit without first obtaining and analyzing all relevant credit information, as well as taking all necessary steps to properly value and perfect its interests in collateral, where applicable;

     o May not extend directly or indirectly, any new or additional credit to, or for the benefit of, any borrower who is associated with a previously charged-off loan or a credit that has been adversely classified in the June 30, 1995 Report of Examination or as a result of any subsequent regulatory examination.

      The following performance objectives were also stated in the Pennsylvania
      Order: (i) the Bank must reduce the level of nonaccrual loans to total gross loans noted in the Report of Examination as of June 30, 1995, to no more than 7% by August 26, 1996, and further reduce such ratio to no more than 4% by November 24, 1996 and 2% by February 22, 1997; and (ii) the Bank must reduce the level of classified assets as of June 30, 1995, to no more than 100% of Tier I capital and the allowance for loan losses by August 26, 1996, and further reduce such ratio to 75% by November 24, 1996 and 50% by February 22, 1997.

FIRST LEHIGH CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


      The Company believes that it and the Bank are in compliance with the Pennsylvania Order as of December 31, 1996. The Pennsylvania Order requires the Bank to reduce the level of nonaccrual loans to total gross loans noted in the Report of Examination as of June 30, 1995, to no more than 4% by November 24, 1996. As of December 31, 1996, this ratio was 1.97%. Additionally, the Pennsylvania Order requires the Bank to reduce the level of classified assets as of June 30, 1995, to no more than 75% of Tier I capital and the allowance for loan losses by November 24, 1996, with further reductions thereafter. As of December 31, 1996, this ratio was 49.65%. The Pennsylvania Order also contains a provision requiring the Bank to maintain, at all times, a minimum Tier I capital equal to or greater than 6.5% of the Bank's adjusted total assets, plus a "fully-funded loan loss reserve." As of December 31, 1996, this ratio was 10.70% and the Bank's loan loss reserve was fully funded.

      The Federal Reserve Agreement requires the Company to obtain the approval of the Federal Reserve Bank and the Department in order to declare or pay any dividends to its shareholders.

      The Memorandum of Understanding and Federal Reserve Agreement also place certain requirements related to capital, adversely classified assets and management policies. Such requirements are no more restrictive than those included in the Pennsylvania Order issued by the Department. Management believes the Corporation is in compliance with the Memorandum of Understanding and the Federal Reserve Agreement as of December 31, 1996.

      The Company's and the Bank's continued existence is dependent upon its ability to achieve compliance with the terms of the administrative order and other regulatory agreements. The Corporation's management believes that compliance will be achieved allowing the Corporation to continue as a going concern in its present form.


 2.   NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

      NATURE OF OPERATIONS

         First Lehigh Corporation and its subsidiary First Lehigh Bank and the Bank's subsidiaries (Allentown Properties, Inc., Quakertown Properties, Inc., Walnutport Properties, Inc., Walnutport Properties II, Inc., Winchester Property Management Corporation and Pond Road Properties, Inc.) (collectively the "Corporation") provide commercial banking services.

         The First Lehigh Corporations' primary regulator is the Federal Reserve Bank while the primary regulator of its subsidiary, First Lehigh Bank is the Pennsylvania Department of Banking. First Lehigh Bank is also regulated and insured by the Federal Deposit Insurance Corporation.

FIRST LEHIGH CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         First Lehigh Bank is a commercial bank which provides a variety of financial services to individuals and small business customers through its five branch offices in Walnutport, Cherryville, Bethlehem, Allentown and Quakertown, Pennsylvania. Its primary deposit products are passbook and statement savings accounts, certificates of deposit, NOW accounts, money market accounts, checking accounts and club accounts. Its primary lending products are secured small business loans and lines of credit, residential loans, installment loans and secured consumer loans.

      PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the First Lehigh Corporation and its direct and indirect subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

      USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Estimates that are particularly susceptible to significant change relate to the determination of the allowances for loan losses and the valuation of assets acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of allowances for loan losses and for writedowns of foreclosed assets, management obtains independent appraisals for significant properties.

         A majority of the Corporation's loan portfolio consist of commercial and residential real estate loans to borrowers within the Lehigh Valley, which constitutes the primary marketing area of the institution. During the past decade the economy has begun to diversify and as a result is seeing moderate growth.

         The Lehigh Valley is home to thousands of small and medium-sized companies and has become a prime location for back-office operations and a growing number of distribution centers. The economic base is consciously making the transition from heavy industry to a service economy and is poised for better-than-average growth during the next few years.

FIRST LEHIGH CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


         While management uses available information to recognize losses on loans and foreclosed assets, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowances for loan losses and for writedowns of foreclosed assets. Such agencies may require the Corporation to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowances for loan losses and for writedowns of foreclosed assets may change materially in the near term.

      INVESTMENT SECURITIES

         Securities held-to-maturity are debt securities for which the Bank has the positive intent and ability to hold to maturity are reported at amortized cost.

         Trading securities are marketable equity securities held principally for resale in the near term and recorded at their fair values. Unrealized appreciation and depreciation on trading securities are included immediately in other income.

         Securities available-for-sale consist of securities not classified as trading securities or securities held-to-maturity. Unrealized appreciation and depreciation, net of tax, on securities available-for-sale are reported as a net amount in a separate component of shareholders' investment until realized.

         Gains and losses on the sale of securities are determined using the specific identification method.

         Declines in the fair value of individual securities held-to-maturity and available-for-sale below their cost that are other than temporary result in write-downs of the individual securities to their fair value. Any related write-downs are included in earnings as realized losses.

         Premiums and discounts are amortized over the period to maturity using an interest method.

      LOANS

         Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

FIRST LEHIGH CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due generally, when the loan is ninety days past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. Impaired loans are charged off when collection is considered remote.

      MORTGAGE LOANS HELD FOR SALE

         Mortgage loans held for sale are carried at the lower of aggregate cost or market. Net unrealized losses are recognized through a valuation allowance by charges to income.

      LOAN FEES

         Fees collected upon loan origination and certain direct costs of originating loans are deferred and recognized as adjustments to income over the contractual lives of the related loans as yield adjustments. Upon prepayment or other dispositions of the underlying loans before their contractual maturities, any associated unamortized fees or costs are recognized. Prior to 1988, such fees and costs were included in income when collected or paid.

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

      FORECLOSED ASSETS HELD FOR SALE

         Foreclosed assets held for sale are carried at the lower of fair value minus costs to sell or cost. The provision for foreclosed asset losses and the costs of holding and maintaining the property are included in the statement of operations caption "Foreclosed asset expenses."

FIRST LEHIGH CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

INCOME TAXES

         Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

      INCOME (LOSS) AND CASH DIVIDENDS PER SHARE

         Primary income (loss) per common share is based on the weighted average common shares and common share equivalents outstanding during the period. Net income (loss) applicable to common stock is reduced by current year dividends in arrears on the Series A and Senior preferred stock. The assumed conversion of the Series A preferred stock into common stock had an anti-dilutive impact on earnings per share for the year ended December 31, 1995.

      STATEMENT OF CASH FLOWS

         The Corporation considers all cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold to be cash equivalents for purposes of the statement of cash flows.

         The Corporation transferred approximately $2,015,000 and $2,522,000 from loans to foreclosed assets held for sale during the years ended December 31, 1996 and 1995, respectively.

      FAIR VALUES OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be utilized in immediate settlement of the instruments. Statement No 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.

FIRST LEHIGH CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments:

             Cash and cash equivalents: The carrying amounts reported in the statement of financial condition for cash and cash equivalents approximate those assets' fair values.

             Investment securities: Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

             Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for other loans (for example, fixed rate commercial real estate and rental property mortgage loans and commercial and industrial loans) are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. The carrying amount of accrued interest receivable approximates its fair value.

             Deposits: The fair values disclosed for demand deposits (for example, interest-bearing checking accounts and passbook accounts) are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated contractual maturities on such time deposits. The carrying amount of accrued interest payable approximates fair value.

             Other borrowed funds and long-term debt: The carrying amounts of other borrowed funds and long-term debt approximate their fair values.

             Other liabilities: Commitments to extend credit were evaluated and fair value was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparts. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

      DERIVATIVE FINANCIAL STATEMENTS

         The Company has no derivative financial instruments requiring disclosure under SFAS No. 119.

FIRST LEHIGH CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

 3.   CASH AND DUE FROM BANKS

      Deposits with one financial institution are insured up to $100,000. The Bank maintains cash balances with certain other financial institutions in excess of the insured amount.


 4.   INVESTMENT SECURITIES

      Trading securities are comprised of marketable equity securities with a cost basis of $4,810,000 and $4,911,000 at December 31, 1996 and 1995,
      respectively. Unrealized net holding gains on trading securities of $372,000 and $728,000 were included in earnings in 1996 and 1995, respectively.

      The amortized cost of other securities and their fair value at December 31, 1996 and 1995 were as follows (in thousands):


                                                                            1996

                                                                      GROSS       GROSS
                                                          AMORTIZED UNREALIZED  UNREALIZED    FAIR
                                                             COST     GAINS       LOSSES      VALUE
                                                           -------    -----      -------     -------
SECURITIES AVAILABLE-
  FOR-SALE
  Obligations of the U.S.
     Treasury and other U.S.
     government agencies and
     corporations                                          $19,279    $  83      $  (287)    $19,075
Other, primarily corporate
     debt securities                                         2,917        3          (73)      2,847
                                                           -------    -----      -------     -------

Total securities
     available-for-sale                                    $22,196    $  86      $  (360)    $21,922
                                                           =======    =====      =======     =======

SECURITIES HELD-TO-
  MATURITY
  Obligations of the U.S.
     Treasury and other U.S.
     government agencies and
     corporations                                          $ 4,041    $  --      $  (192)    $ 3,849

Foreign securities                                              50       --                       50
                                                           -------    -----      -------     -------
  Total securities held-to-
     maturity                                              $ 4,091    $  --      $  (192)    $ 3,899
                                                           =======    =====      =======     =======

FIRST LEHIGH CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                                     1995
                                               GROSS       GROSS
                                  AMORTIZED  UNREALIZED  UNREALIZED  FAIR
                                    COST       GAINS       LOSSES    VALUE
                                    ----       -----       ------    -----
SECURITIES AVAILABLE-
  FOR-SALE
  Obligations of the U.S.
    Treasury and other U.S.
    government agencies and
    corporations                   $16,680    $   154    $  (112)    $16,722
  Other, primarily corporate
  debt securities                    4,663        105        (53)      4,715
                                   -------    -------    -------     -------

    Total securities
      available-for-sale           $21,343    $   259    $  (165)    $21,437
                                   =======    =======     =======    =======


SECURITIES HELD-TO-
  MATURITY
  Obligations of the U.S.
    Treasury and other U.S.
    government agencies and
    corporations                   $ 4,046    $  --      $  (101)    $ 3,945
     Foreign securities                 50       --         --            50
     Other, primarily corporate
       debt securities                 345       --          (12)        333
                                   -------    -------    -------     -------

            Total securities
              held-to-maturity     $ 4,441    $  --      $  (113)    $ 4,328
                                   =======    =======    =======     =======

FIRST LEHIGH CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The amortized cost and fair value of debt securities held-to-maturity and securities available-for-sale at December 31, 1996 by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.



                                                               SECURITIES                      SECURITIES
                                                           AVAILABLE-FOR-SALE               HELD-TO-MATURITY
                                                           ------------------               ----------------
                                                         AMORTIZED         FAIR          AMORTIZED        FAIR
                                                           COST            VALUE           COST           VALUE
                                                          -------         -------         ------         ------
Due within one year                                       $    --         $    --         $   --         $   --
Due after one year                                          1,410           1,411             50             50
  through five years
Due after five years                                       15,031          14,875          4,041          3,849
  through ten years
Due after ten years                                         1,886           1,852             --             --
                                                          -------         -------         ------         ------

Total debt securities                                      18,327          18,138          4,091          3,899

Mortgage-backed
  securities                                                3,819           3,734             --             --
                                                          -------         -------         ------         ------

    Total                                                 $22,146         $21,872         $4,091         $3,899
                                                          =======         =======         ======         ======


The proceeds, gross gains and gross losses from the sale of available-for-sale securities during the year ended December 31, 1996 and 1995 were as follows (in thousands):

                                                         1996           1995
                                                         ----           ----

  Proceeds                                              $4,038          $951
  Gross gains                                              131           149
  Gross losses                                              52            13

On October 22, 1996, the Company sold debt securities classified as held-to-maturity with an amortized cost of $345,000 for $327,000 resulting in a realized loss of $18,000. The Bank's regulators classified this security due to a negative change in the issuer's credit worthiness resulting in management's decision to liquidate the security.

Investment securities with a carrying value of approximately $8,459,000 and $8,241,000 at December 31, 1996 and 1995, respectively were pledged to secure certain deposits, repurchase agreements and for other purposes as required by law.

FIRST LEHIGH CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      At December 31, 1996, there is no concentration of investments that exceed 10% of shareholders' equity for any individual issuer excluding those guaranteed by the U.S. government.

      In management's opinion, no permanent impairment of the value of any held-to-maturity or available-for-sale securities has occurred at December 31, 1996.

      In December 1995, securities held-to-maturity with an amortized cost of $1,805,515 and a fair value of $1,826,479 were transferred to the available-for-sale classification.


 5.   LOANS

      The components of loans in the consolidated statements of financial condition were as follows at December 31, 1996 and 1995, (in thousands):

                                                           1996           1995
                                                           ----           ----

      Commercial                                         $ 3,659       $ 3,971
      Real estate construction                             4,920         4,403
      Commercial real estate                              19,842        21,325
      Residential real estate                             25,941        24,833
      Consumer                                             4,453         4,429
      Automobile loans                                     7,619           426
                                                         -------       -------

               Subtotal                                   66,434        59,387

      Unearned income                                        436           514
      Allowance for loan losses                            1,624         1,624
                                                         -------         -----

                                Net Loans                $64,374       $57,249
                                                         =======       =======

FIRST LEHIGH CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



An analysis of the changes in the allowance for loan losses follows:

                                                         1996        1995
                                                         ----        ----

          Balance at January 1                         $ 1,624     $ 1,703
                                                       -------     -------

          Loans charged off                               (849)       (902)
          Recoveries                                     1,216         573
                                                       -------     -------

                       Net recoveries (charge offs)        367        (329)
                                                       -------     -------

          (Credit) provision for loan losses              (367)        250
                                                       -------     -------

          Balance at December 31                       $ 1,624     $ 1,624
                                                       =======     =======

      Impairment of loans having recorded investments of $2,052,000 at December 31, 1996, and $5,248,000 at December 31, 1995, has been recognized in conformity with FASB Statement No. 114 as amended by FASB Statement No.
      118. The average recorded investment in impaired loans during 1996 and 1995 was $3,718,000 and $6,582,000, respectively. The total allowance for loan losses related to these loans was $258,000 and $726,000 at December 31, 1996 and 1995, respectively. Interest income on impaired loans of $30,000 was recognized for cash payments received in 1995. Payments received on impaired loans in 1996 of approximately $1,180,000 were applied to principal. The Bank is not committed to lend additional funds to debtors whose loans are impaired.

      Smaller balance homogeneous loans excluded from the impaired loan classification include residential real estate and consumer loans. Loans to the real estate development industry were approximately $3,400,000 at December 31, 1996.

      The Corporation makes loans to its officers and directors and to their associates. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The following table summarizes loan activity with officers, directors and their associates during the years ended December 31, 1996 and 1995 (in thousands):

                                                       1996          1995
                                                       ----          ----

      Balance, beginning                              $2,538        $4,163
      Advances                                         1,275           211
      Payments and other reductions                   (1,418)       (1,836)
                                                      ------        ------

      Balance, ending                                  2,395        $2,538
                                                      ======        ======

FIRST LEHIGH CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


 6.   FORECLOSED ASSETS HELD FOR SALE

      The following table summarizes the activity in foreclosed assets held for sale during the years ended December 31, 1996 and 1995 (in thousands):

                                                                                          1996          1995
                                                                                          ----          ----

      Balance, beginning                                                                 $4,814        $4,851
      Transfers from loans                                                                2,015         2,522
      Additional capitalized costs                                                          117           136
      Disposals                                                                          (1,433)       (1,844)
      Charge-offs                                                                          (313)         (790)
                                                                                         ------        ------

           Total                                                                          5,200         4,875

                  Less allowance for write-downs of foreclosed assets                       350            61
                                                                                         ------        ------
             Balance, ending                                                             $4,850        $4,814
                                                                                         ======        ======


      The following table summarizes the activity in the allowance for write-downs of foreclosed assets during the years ended December 31, 1996 and 1995 (in thousands):


                                                                                          1996          1995
                                                                                          ----          ----
      Balance, beginning                                                                  $ 61          $501
      Provision for foreclosed asset losses                                                602           350
      Charge-offs                                                                         (313)         (790)
                                                                                          ----          ----

      Balance, ending                                                                     $350          $ 61
                                                                                          ====          ====


      Net income of $1,539,000 from a litigation settlement related to foreclosed assets held for sale was recognized in 1996.

FIRST LEHIGH CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

 7.   PREMISES AND EQUIPMENT

      The following is a summary of premises and equipment at December 31, 1996 and 1995 (in thousands):


                                                                                                       1996          1995
                                                                                                       ----          ----

         Land and improvements                                                                       $  243        $  243
         Buildings and leasehold improvements                                                         2,003         2,041
         Equipment and fixtures                                                                       1,936         1,919
         Equipment held for lease                                                                         -            43
                                                                                                      -----        ------

                           Total                                                                      4,182         4,246

                  Less accumulated depreciation and amortization                                      2,160         2,072
                                                                                                      -----         -----

                                     Total                                                           $2,022        $2,174
                                                                                                     ======        ======


 8.   TIME DEPOSITS

      The aggregate amount of time certificates of deposit in denominations of $100,000 or more was $7,752,000 and $6,738,000 at December 31, 1996 and
      1995, respectively. Interest related to time certificates of deposit in denominations of $100,000 or more was approximately $388,000 and $324,000 for the years ended December 31, 1996 and 1995, respectively.


 9.   OTHER BORROWED FUNDS

      Information concerning securities sold under agreements to repurchase and other borrowings is summarized as follows (dollars in thousands):

                                                                                            1996            1995
                                                                                            ----            ----


         Year end balance                                                                  $1,200          $    -
         Average interest rate during the year                                               5.94%           6.66%
         Average balance during the year                                                   $  849          $  629
         Maximum month-end balance during the year                                         $2,400          $3,079

         Securities underlying the agreements at year end:
          Amortized cost                                                                   $4,643          $4,649
          Fair value                                                                       $4,431          $4,552

FIRST LEHIGH CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


10.   LONG-TERM DEBT

      In June 1994, the Corporation obtained a secured promissory note for $545,184 with principal payments of $9,100, plus interest, due monthly. Interest is calculated by using the lender's commercial rate plus .6%. The proceeds of this note were used to payoff the two demand notes. The maturity date of the loan is June 25, 1999. $272,182 was outstanding on this debt at December 31, 1996. The note is secured by less that 10% of the shares of Bank stock owned by the Corporation.

      Maturities of long-term debt at December 31, 1996 are as follows:

         YEARS ENDING DECEMBER 31
         ------------------------

            1997                             $109,200
            1998                              109,200
            1999                               53,782
                                             --------

                                             $272,182
                                             ========


11.   SHAREHOLDERS' INVESTMENT

      Shareholders' investment at December 31, 1996 and 1995 consists of the following (in thousands, except share information):



                                                                                                   1996          1995
                                                                                                   ----          ----
Senior preferred stock, par value $.01 per share, 1,500,000
  shares authorized, 900,363 and 848,902 shares issued and outstanding in 1996
  and 1995, respectively.                                                                         $   9          $  8

Series A preferred stock, par value $.01 per share, 1,000,000 shares authorized; 682,000 shares issued and outstanding (liquidation
  preference of $2,114) in both years                                                                 7             7

Common stock, par value $.01 per share, 10,000,000 shares authorized;
  2,000,000 shares issued and outstanding in both years
                                                                                                     20            20

FIRST LEHIGH CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                                                                                       1996         1995
                                                                                                       ----         ----

         Contributed capital in excess of par value                                                 $  9,021      $ 8,764

         Retained earnings                                                                             3,227        1,340

         Net unrealized (depreciation) appreciation on securities
          available for sale                                                                            (274)          94
                                                                                                        ----         ----

                   Total shareholders' investment                                                    $12,010      $10,233
                                                                                                     =======      =======

    Each share of the Corporation's senior preferred stock is convertible at the option of the shareholder, prior to October 31, 1998, to common stock at the rate of one share of common stock for each share of senior preferred stock. The conversion rate will be adjusted on November 1, 1998 if the greater of book value or market value of the Corporation's common stock is not equal to $5.00 or more per share at the close of business on the last trading day of the New York Stock Exchange in October 1998. No adjustment will be made if the greater of the market value or book value is equal to or greater than $5.00 per share at such time. Conversion rates are adjusted for common stock dividends and splits. The preferred stock dividend is at an annual rate of $.25 per share. The liquidation price of the senior preferred stock is $5.00 plus any accrued dividends. During 1996, 51,461 shares of senior preferred stock and $465 in cash were issued in payment of $257,770 dividends in arrears. Cumulative dividends in arrears at December 31, 1996 and 1995 are $237,542 and $282,770, respectively.

    Each share of the Series A preferred stock with a par value of $.01 was convertible at the option of the holder, prior to March 31, 1996, to common stock at the rate of .8 of a share of common stock for each share of Series A preferred stock and after March 31, 1996, each share is convertible into common stock at the rate of .72. Conversion rates are adjusted for common stock dividends and splits. The Series A preferred stock dividend is at an annual rate of $.3255 per share. Cumulative dividends in arrears are $1,220,951 and $998,960 as of December 31, 1996 and 1995, respectively.

    Primary and fully diluted income (loss) per share is computed based on the following data for the years ended December 31, 1996 and 1995:



                                                                                           1996               1995
                                                                                           ----               ----
         Net income                                                                     $2,145,312         $  84,181

         Less dividends applicable to current year:
          Senior preferred stock                                                          (212,542)         (212,226)
          Series A preferred stock                                                        (221,991)         (221,991)
                                                                                          --------         ---------

          Net income (loss) applicable to common shares                                 $1,710,779         $(350,036)
                                                                                        ==========         =========

FIRST LEHIGH CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



      Weighted average common shares and common share equivalents outstanding for the years ended December 31, 1996 and 1995 are as follows:


                                                                                                1996            1995
                                                                                                ----            ----

         Common shares                                                                        2,000,000       2,000,000
         Senior preferred shares                                                                850,167         848,902
                                                                                              ---------       ---------

                    Total                                                                     2,850,167       2,848,902
                                                                                              =========       =========

      Series A preferred shares are not common stock equivalents since the stated cash yield was more than 66-2/3% of the average Aa bond yield at date of issuance. Accordingly, they are excluded from the computation of weighted average common share and common share equivalents outstanding. However, the assumed conversion into 545,600 common shares is included in the determination of fully diluted earnings per share.

      Series A preferred shares and options are also excluded in the computation of the 1996 fully diluted earnings per share because the dilution is less than 3% and in the 1995 fully diluted earnings per share since they have an anti-dilutive effect.


12.   INCOME TAXES

      The reasons for the difference between the provision for income taxes and the amount computed by applying the statutory federal income tax rate of 34% to income before provision for income taxes are as follows (in thousands):


                                                                             1996          1995
                                                                             ----          ----
                  Expected provision                                        $ 729          $ 29
                  Effect of tax-exempt income                                  (9)          (12)
                  Effect of dividends received deduction                      (63)          (57)
                  Other                                                         1             -
                  Net operating loss carryforward                            (658)           40
                                                                            -----          ----

                                  Provision for income taxes               $    -          $  -
                                                                           ======          ====

      At December 31, 1996, the Corporation has a net operating loss carryforward of approximately $3,350,000 available to offset future taxable income, which begins to expire in 2007 if not utilized.

FIRST LEHIGH CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


      The deferred income tax asset and liability components are as follows at December 31, 1996 and 1995 (in thousands):


                                                                                                       1996          1995
                                                                                                       ----          ----

         Deferred tax assets:
             Net operating loss                                                                      $1,139        $1,676
             Loan losses                                                                                  -            90
             Write-down of investment securities and foreclosed assets
                held for sale                                                                           498           419
             Accrued expenses                                                                            51
             Net unrealized losses on securities available-for-sale                                      93             -
                                                                                                     ------        ------

                       Total                                                                          1,781         2,185
                                                                                                     ------        ------

                  Deferred tax liabilities:
                  Loan losses                                                                           (35)            -
                  Deferred loan costs, net                                                              (32)          (21)
                  Depreciation                                                                         (107)         (107)
                  Accretion                                                                              (5)           (7)
                  Trading securities gains                                                             (528)         (402)
                  Net unrealized gains on securities available-for-sale                                   -           (32)
                                                                                                     ------        ------

                           Total                                                                       (707)         (569)
                                                                                                     ------        ------

                  Valuation allowance                                                                (1,074)       (1,616)
                                                                                                     ------        ------

             Net deferred tax asset                                                                  $    -        $    -
                                                                                                     ======        ======


13.   REGULATORY MATTERS AND RESTRICTIONS

      The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possible additional discretionary - actions by regulators, that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

FIRST LEHIGH CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


      Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject.

      To be categorized as well capitalized, a bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. The Bank's actual capital amounts and ratios are also presented in the table. The Company's consolidated capital ratios are not significantly different from those of the Bank. No amounts were deducted from capital for interest-rate risk in either 1996 or 1995.


                                                                                                       TO BE WELL
                                                                                                   CAPITALIZED UNDER
                                                                           FOR CAPITAL                   PROMPT
                                                                             ADEQUACY              CORRECTIVE ACTION
        (Dollars in thousands)                      ACTUAL                   PURPOSES                  PROVISIONS
                                             AMOUNT        RATIO        AMOUNT       RATIO        AMOUNT        RATIO
                                             ------        -----        ------       -----        ------        -----
       As of December 31, 1996:
          Total capital (to risk
             weighted assets)               $12,775      16.45%      $6,212**      8.00%**     $7,765**       10.00%**
          Tier I capital (to risk
             weighted assets)               $11,796      15.19%      $3,106**      4.00%**     $4,659**        6.00%**
          Tier I capital (to
             average assets) *              $11,796      10.70%      $4,410**      4.00%**     $5,513**        5.00%**
       As of December 31, 1995:
          Total capital (to risk
             weighted assets)               $ 9,992      13.75%      $5,812**      8.00%**     $7,765**       10.00%**
          Tier I capital (to risk
             weighted assets)               $ 9,075      12.49%      $2,906**      4.00%**     $4,359**        6.00%**
          Tier I capital (to
             average assets) *              $ 9,075       8.82%      $4,117**      4.00%**     $5,147**        5.00%**

      *The Department requires a minimum of 6.5% under the terms of the Administrative Order.
      **In the printed version, denotes "greater than or equal to."

      Certain restrictions exist regarding the ability of the Bank to transfer funds to First Lehigh Corporation in the form of cash dividends, loans and advances. As of December 31, 1996, no retained earnings of the Bank (included in consolidated retained earnings) were available for distribution to First Lehigh Corporation as dividends, without prior regulatory approval. In addition, First Lehigh Corporation is unable to pay dividends at December 31, 1996, without the prior approval of the Federal Reserve Bank.

FIRST LEHIGH CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


      Additionally, the Bank is limited to the amount it may loan or advance to its affiliates unless such loans or advances are collateralized by specified obligations. At December 31, 1996, the maximum amount available for unsecured loans from the Bank to First Lehigh Corporation approximates $1,750,000.


14.   PROFIT-SHARING PLAN

      The Corporation has a noncontributory profit-sharing plan covering eligible employees. Costs of the profit-sharing plan are funded as accrued. Contributions to the plan are discretionary and are determined annually by the Bank's board of directors. Profit sharing expense of $25,000 was recorded for the year ended December 31, 1996. The Corporation did not make a contribution to the plan in 1995.


15.   STOCK OPTIONS

      The Corporation has 66,500 shares of common stock reserved for issuance under a key employee Incentive Stock Option Plan. Options are granted to purchase common stock at prices not less than the fair market value of the common stock on the date of grant. The price of options granted to any person possessing more than 10% of the total combined voting power of all classes of stock of the Corporation must be at least 110% of the fair market value of the common stock on the date of grant. A total of 26,500 options, which were granted to an officer of the Corporation in, 1985 and 1986, expired during 1995 and 1996 according to the terms of the plan. Activity under the Incentive Stock Option Plan for the years ended December 31, 1996 and 1995 is as follows (in thousands):

                                                        SHARES           WEIGHTED-
                                                        UNDER            AVERAGE
                                                       OPTION         EXERCISE PRICE
                                                       ------         --------------

        Balance, December 31, 1994                      26,500            $4.09
        Expired                                         (6,500)           $3.99
        Granted                                              -
                                                       -------

        Balance, December 31, 1995                      20,000            $4.12
        Expired                                        (20,000)           $4.12
        Granted                                             -
                                                       -------
        Balance, December 31, 1996                          -
                                                       =======




      In 1989, the Corporation formed the "First Lehigh Corporation 1989 Equity Incentive Plan" for which stock options may be granted to employees for the purchase of up to 84,000 shares of the Corporation's common stock. On December 7, 1995, 60,000 options were issued at $3.50 per share. These options expire December 2005. The Corporation applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for either plan. Had compensation cost for the plans been determined based on the fair values at the grant dates for awards consistent with the method of SFAS No. 12, the Company's net income and earnings per share would have been adjusted to the pro forma amounts indicated below for the year ended December 31, 1995:

                                                REPORTED              PRO FORMA
                                                --------              ---------

      Net income (loss) (in thousands)            $84                   $(30)
      Primary earnings (loss) per share           $(.12)                $(.16)

      For purposes of the pro forma calculations, the fair value of each option grant is estimated using the Black-Scholes option - pricing model with the following weighted-average assumptions for grants issued in 1995:

             Dividend yield                      .00%
             Expected volatility                 .00%
             Risk-free interest rate            5.45%
             Expected life                     3 Years


16.   FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

      The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve to varying degrees elements of credit, interest rate or liquidity risk in excess of the amount recognized in the consolidated balance sheet.

      The Corporation's exposure to credit loss from nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

      The Corporation generally does not require collateral or other security to support financial instruments with off-balance sheet credit risk.

FIRST LEHIGH CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



Financial instruments whose contract amounts represent credit risk are as follows at December 31, 1996 and 1995:

                                                1996             1995
                                                ----             ----

         Commitments to extend credit        $2,910,210       $3,417,517
             Standby letters of credit          755,513          486,751

      Commitments to extend credit are legally binding agreements to lend to customers. Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements. The Corporation evaluates each customer's credit-worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Corporation on extension of credit is based on management's credit assessment of the counterparty.

      Standby letters of credit are conditional commitments issued by the Corporation guaranteeing performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.


17.   RELATED PARTY TRANSACTIONS

      The Bank leases certain office space from an affiliate. The Bank in turn, subleases a portion of this space as allowed for under this agreement. Net rent expense related to this lease was $112,442 and $195,486, for the years ended December 31, 1996, and 1995, respectively.

      The following summarizes the future annual minimum lease payments due to the affiliate, net of sublease income, under the terms of the lease as of December 31, 1996:

         YEAR ENDING DECEMBER 31                       (Thousands of dollars)
         -----------------------

            1997                                                   $   92
            1998                                                      197
            1999                                                      194
            2000                                                      223
            2001                                                      267
            Thereafter                                              2,421
                                                                   ------

                       Total                                       $3,394
                                                                   ======

FIRST LEHIGH CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



18.   FAIR VALUES OF FINANCIAL INSTRUMENTS

      The estimated fair values of the Corporations' financial instruments at December 31, 1996 and 1995, are as follows (in thousands):


                                                                         1996                            1995
                                                                CARRYING          FAIR          CARRYING         FAIR
                                                                 AMOUNT          VALUE           AMOUNT          VALUE
                                                                 ------          -----           ------          -----
         Financial assets:
            Cash and cash equivalents                         $  4,620           4,620          $  5,043        5,043
            Trading account securities                           6,309           6,309             6,038        6,038
            Securities available-for-sale                       21,922          21,922            21,437       21,437
            Securities held-to-maturity                          4,091           3,899             4,441        4,328
            Loans, net of allowance                             64,374          63,658            57,249       57,393
            Accrued interest receivable                            855             855               799          799

            Financial liabilities:
            Deposits                                            95,939          95,772            92,312       93,974
            Other borrowed funds                                 1,200           1,200                 -            -
            Long-term debt                                         272             272               381          381
            Accrued interest payable                               211             211               217          217

FIRST LEHIGH CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



19.   FIRST LEHIGH CORPORATION (Parent company only)
         CONDENSED FINANCIAL STATEMENTS (In thousands):

                             CONDENSED BALANCE SHEET
                             -----------------------

                                                                                                         1996         1995
                                                                                                         ----         ----
         Assets:
             Deposits with bank subsidiary                                                            $   630      $   813
             Accounts receivable                                                                            5            6
             Investment in bank subsidiary                                                             11,522        8,777
             Loans                                                                                          -           94
             Other assets                                                                                 356          925
                                                                                                      -------      -------

                           Total assets                                                               $12,513      $10,615
                                                                                                      =======      =======

                  Liabilities and shareholders' investment:
                  Demand notes payable                                                                    272          381
                  Other liabilities                                                                       231            1
                                                                                                      -------      -------

                           Total liabilities                                                              503          382

                  Shareholders' investment                                                             12,010       10,233
                                                                                                      -------      -------

                                            Total liabilities and shareholders' investment            $12,513      $10,615
                                                                                                      =======      =======



                        CONDENSED STATEMENT OF OPERATIONS
                        ---------------------------------
                                                                                                         1996         1995

             Investment income                                                                         $  24        $  63
             Other income                                                                                 42           18
             Other expenses                                                                             (949)        (321)
                                                                                                        ----         ----

             Loss before equity in income of subsidiary                                                 (883)        (240)

             Equity in net income of subsidiary                                                         3028          324
                                                                                                        ----          ---

             Net income                                                                               $2,145        $  84
                                                                                                      ======        =====

FIRST LEHIGH CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                        CONDENSED STATEMENT OF CASH FLOWS
                        ---------------------------------

         Cash flows from operating activities:
             Net income                                                                                $2,145      $     84
             Adjustments to reconcile net income to
                net cash used in operating activities:
                    Equity in net income of subsidiary                                                (3,028)         (324)
                    Increase or decrease in:
                       Accounts receivable                                                                  1           165
                       Loans                                                                               94          (94)
                       Other assets                                                                       484         (269)
                       Due to subsidiary                                                                    -          (58)
                       Other liabilities                                                                  230         (563)
                                                                                                      -------      -------
                                            Net cash used in operating activities                         (74)       (1,059)
                                                                                                      -------      -------

                  Cash flows used in investing activities,
                  Additional capital contribution to subsidiary                                             -       (1,500)
                                                                                                      -------      -------

                  Cash flows used in financing activities,
                  Payments on note payable                                                               (109)        (110)
                                                                                                      -------      -------

                  Net decrease in deposits with bank subsidiary                                          (183)      (2,669)

                  Deposits with bank subsidiary at beginning of year                                      813        3,482
                                                                                                      -------      -------

             Deposits with bank subsidiary at end of year                                                 630          813
                                                                                                      =======      =======

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    Part III

Item 9.        Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act.

         (a)    Directors and Executive Officers.

         The following table sets forth certain information regarding the executive officers and directors of the Company and the Bank.



        Name                                  Age                                    Position
        ----                                  ---                                    --------
James L. Leuthe                                55         Chairman of the Board, Acting President, Chief
                                                          Executive Officer and Director of the Company
Wilbur R. Roat                                 49         President, Chief Executive Officer and Director
                                                          of the Bank and Director of the Company
George M. Baltozer                             62         Executive Vice President and Chief Operating Officer of the Bank
Kashmira K. Lodaya                             48         Treasurer of the Company and Vice President and Controller of the Bank
Stephen M. Alinikoff                           52         Director of the Company and the Bank
Peter Barter                                   81         Director of the Company and the Bank
Robert B. Colfer                               54         Director of the Company and the Bank
Vincent Dieter                                 62         Director of the Company and the Bank
Charles D. Flack, Jr.                          42         Director of the Company and the Bank
Harry J. Lentz                                 87         Director of the Company and the Bank
John H. McKeever                               71         Secretary and Director of the Company and
                                                          Chairman of the Board, Secretary and Director
                                                          of the Bank

         James L. Leuthe has served as Chairman and a director of the Company since its formation in 1982 and is currently serving as the Company's Acting President. Mr. Leuthe has also served from time to time as the Company's President, most recently from October 1992 to October 1993, and as Chairman and a director of the Bank from 1971 to May 1993. Mr. Leuthe is also the President of Midland Farms, Inc., a real estate holding and development company and active farm operation, and a director of The Bethlehem Corporation, an industrial equipment and machinery manufacturer. Mr. Leuthe was subject to a 1993 order of the Department and two former orders of the FDIC of 1987 and 1992, under which he resigned as an officer of the Bank. See also "Legal Proceedings" in Part I above.

         Wilbur R. Roat has served as President, Chief Executive Officer and a director of the Bank and as director of the Company since September 1994. Prior to joining the Bank, Mr. Roat served as President and Chief Executive Officer of St. Edmond's Savings and Loan Association ("St. Edmond's") in Philadelphia, Pennsylvania from March 1992 to August 1994. During his tenure at St. Edmond's, St. Edmond's was a $70 million thrift institution for which Mr. Roat was responsible for recruiting and developing the management team and the development of the institution's initial five-year business plan. Prior thereto, Mr. Roat served in various positions with PSFS/Meritor Financial Group, the most recent of which were as Senior Vice President of Retail Banking for the Philadelphia Savings Fund Society from March 1990 to March 1992 and as Senior Vice President and Chief Administrative Officer of Meritor Financial Group from November 1986 to February 1990.

         George M. Baltozer has served as Executive Vice President and Chief Operating Officer of the Bank since January 1991. Mr. Baltozer previously served as President of Dauphin National Bank from October 1985 to December 1990. Mr. Baltozer served as the Acting President of the Bank from March 1994 until September 1994.

         Kashmira K. Lodaya has served as Treasurer of the Company since January 1993 and as Vice President and Controller of the Bank since February 1996. Ms. Lodaya previously served as Controller of the Bank from 1992 to February 1996.

         Stephen M. Alinikoff has served as a director of the Company and the Bank since June 1993. During the past five years, Mr. Alinikoff has served as the President and Chief Executive Officer of Security First Group, an independent financial services organization, and as managing principal of First Security Investments, Inc., a registered broker-dealer.

         Peter Barter was elected as director of the Company and the Bank on October 24, 1994. Mr. Barter has been the owner of Fernbrook & Co., a sportswear business, for more than 30 years.

         Robert B. Colfer has served as a director of the Company and the Bank since 1985. Mr. Colfer has been the President of Keypunch, Inc., a data entry service provider, since 1973.

         Vincent Dieter has served as a director of the Company and the Bank since 1972. Mr. Dieter has been the owner of Kern's Machine Shop, Inc., a manufacturer of small machine parts, for over 10 years.

         Charles D. Flack, Jr. was elected as a director of the Company and the Bank in August 1993. During the past five years, he has served as Chief Executive Officer of Diamond Manufacturing Co., a perforated metal manufacturer.

         Harry J. Lentz has served as a director of the Company and the Bank since 1975. Mr. Lentz is retired and formerly served as the assistant cashier of the Bank for over 20 years. He also is retired from service as the Deputy Recorder of Deeds for the Northampton County, Pennsylvania courthouse.

         John H. McKeever has served as a director of the Company and the Bank since 1972 and as Secretary of the Company and the Bank for more than five years. He has served as Chairman of the Board of the Bank since May 1993. Mr. McKeever is an attorney at law in private practice.

         (b)    Compliance with Section 16(a) of the Exchange Act.

         The Company does not have a class of securities registered under the Securities Exchange Act of 1934, and, therefore, its officers, directors and holders of more than 10% of the outstanding shares of the Company are not subject to the provisions of Section 16(a).

Item 10.        Executive Compensation.

         (a)    Executive Compensation.

         The following tables contain compensation data with respect to the Company's Chief Executive Officer, each executive officer whose total salary and bonus for 1996 exceeded $100,000.

                                            Summary Compensation Table
                                            --------------------------

                                                         Annual Compensation
                                                -------------------------------------------
                                                                                    Other
           Name and                                                                 Annual                 All
          Principal                                                                Compensa-              Other
           Position                 Year         Salary($)       Bonus($)           tion($)           Compensation
           --------                 ----         ---------       --------           -------           ------------
James L. Leuthe                     1996        $190,000(1)         --             $15,921(2)              --
Chairman of the Board,              1995          30,000(1)         --             $15,203(2)              --
Acting President, Chief             1994          30,000(1)         --             $10,823(2)              --
Executive Officer and
director of the Company

Wilbur Roat                         1996        $107,500         $  --              $6,257(3)              --
President, Chief Execu-             1995         107,500           12,500            3,675(3)          $35,503(4)
tive Officer and Director
of the Bank and director
of the Company

----------

(1) Inasmuch as Mr. Leuthe was not deemed an employee of the Company, these amounts were paid to Mr. Leuthe as consulting and management fees. Since October 1992, Mr. Leuthe has committed a majority of his time to the restructuring and raising of capital necessary to assure compliance with the regulatory orders and agreements.

(2) Represents the depreciation expense of $9,423 in 1996, $9,423 in 1995 and $9,423 in 1994 with respect to the use by Mr. Leuthe of a vehicle owned by the Bank and $890 and $1,400 paid in insurance premiums with respect to such vehicle in 1996, 1995 and 1994, respectively. The total also includes the depreciation expense of $4,061 in 1996 and $4,061 in 1995 and insurance premiums of $707 in 1996 and $829 in 1995 with respect to the use by Mr. Leuthe of a vehicle owned by the Company. For 1996, the total includes $1,096 of a non-cash taxable fringe benefit.

(3) Represents the depreciation expense of $2,824 and insurance premiums of $851 in 1995 and $676 in 1996 with respect to the use by Mr. Roat of a vehicle owned by the Bank. For 1996 the total includes $2,757 of a non-cash taxable fringe benefit.

(4) Represents relocation expense paid to Mr. Roat in 1995.

    The Company did not grant stock options to any person in 1996.


                Fiscal Year-End (December 31, 1996) Option Values
                -------------------------------------------------

                                                                  Value of
                                                                Unexercised
                                     Number of                 In-the-Money
                                Unexercised Options             Options at
                                   at FY-End (#)                FY-End ($)
                                   -------------                ----------

Name                                Exercisable                Exercisable
----                                -----------                -----------
James L. Leuthe                         --                     $     --
Wilbur R. Roat                       60,000(1)                 $ 60,000(2)

----------
(1) Options to purchase 60,000 shares are exercisable at an exercise price of $3.50 per share.
(2) Value based upon the per share bid price of $4.50 at December 31, 1996.

         The Bank has entered into a Severance Compensation Agreement with Mr. Roat that commenced September 1, 1995 and is effective through August 31, 2000. Under this agreement, in the event of a discharge within two years of a change of control of the Bank or the Company, the Bank will be obligated (i) to pay to Mr. Roat an amount equal to two times his salary plus bonus for the immediately preceding calendar year prior to such change of control, (ii) to provide life, disability and health insurance coverage for 24 months and (iii) to pay to Mr. Roat an additional amount based upon his benefits under the Bank's employee profit sharing plan. Also, at Mr. Roat's request made within six months of such discharge, the Bank is obligated to purchase Mr. Roat's principal residence in the Lehigh Valley at its original purchase price.

         Director Compensation

         The non-employee directors of the Bank receive fees of $350 for each meeting they at tend. No fees are paid to directors of the Company. During 1996, John H. McKeever, a director of the Company and the Bank, was paid $15,750 for legal services performed for the Company and the Bank. Harry J. Lentz was paid $100 per month for services as an assistant secretary of the Company and the Bank in 1996.

Item 11.     Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth, as of March 14, 1997, the name and address of each person who is known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock or of more than 5% of the Company's outstanding Series A Preferred Stock, the number of shares of each class beneficially owned and the percentages of the Company's outstanding
Common Stock and Series A Preferred Stock so owned. No person holds more than 5% of the Company's outstanding Senior Preferred Stock. The Series A Preferred Stock is convertible at the option of each holder into Common Stock at any time on the following basis: (i) on or before March 31, 1996, each share of Series A Preferred Stock is convertible at the rate of .8 of a share of Common Stock for each share of Series A Preferred Stock and (ii) after March 31, 1996, each share of Series A Preferred Stock is convertible at the rate of .72 of a share of Common Stock for each share of Series A Preferred Stock. However, the Board of Directors of the Company has approved an amendment to the Company's Articles of Incorporation that would retain the .8 conversion rate until March 1999 subject to shareholder approval, and the share amounts and percentages included in the following tables are based upon the .8 per share conversion rate. The Senior Preferred Stock is currently convertible at the option of each holder into Common Stock at any time at the rate of one share of Common Stock for each share of Senior Preferred Stock.


                                                                                                                      Percent of
                                                                         Percent of              Series A             Outstanding
                                                                        Outstanding              Preferred             Series A
                                                Common Stock            Common Stock               Stock            Preferred Stock
                                                Beneficially            Beneficially           Beneficially          Beneficially
             Name and Address                     Owned(1)                Owned(1)                 Owned                 Owned
             ----------------                     --------                --------                 -----                 -----
         James L. Leuthe(3)                      1,278,780(2)               54.7%              420,000(3)                   61.6%
         1620 Pond Road
         Allentown, PA  18104

         Frank Henry                               125,000                   6.3                   --                        --
         P.O. Box 1007
         Wilkes-Barre, PA 18773

         John H. McKeever                          132,800(4)                6.5                  50,000                     7.3
         1112 Walnut Drive
         Danielsville, PA  18038

         Robert B. Colfer                          100,000                   4.9                  50,000                     7.3
         845 W. Wyoming Street
         Allentown, PA  18015

         A. John May                                42,560                   2.1                  51,500(5)                  7.6
         4200 One Liberty Place
         Philadelphia, PA  19103

         Financial East, L.P.                       40,000                   2.0                  50,000                     7.3
         4200 One Liberty Place
         Philadelphia, PA  19103

----------
(1) Includes the number of shares of Common Stock that such persons have the right to acquire upon conversion of the Series A Preferred Stock and the Senior Preferred Stock. The number of shares of Common Stock that Mr. Leuthe, Mr. McKeever, Mr. Colfer, Mr. May and Financial East, L.P. have the right to acquire upon conversion of the Series A Preferred Stock is 336,000 shares, 40,000 shares, 40,000 shares, 41,200 shares and 40,000 shares, respectively.

(2) Includes 221,640 shares owned by Mr. Leuthe's children, 18,000 shares owned by corporations of which Mr. Leuthe is the controlling shareholder. Mr. Leuthe disclaims beneficial ownership of 12,400 shares of Common Stock held in certain trusts for the benefit of his children that are included in this total.

(3) Includes 20,000 shares owned by Mr. Leuthe's children.

(4) Of these shares, 600 shares are owned by Mr. McKeever's wife.

(5) These shares consist of 50,000 shares owned by Financial East, L.P., a limited partnership of which Mr. May is the general partner, and 1,500 shares owned by Mash & Co., a general partnership of which Mr. May is a general partner. Mr. May disclaims beneficial ownership of 36,471 shares owned by Financial East, L.P. and 900 shares owned by Mash & Co.

         The following table sets forth, as of March 14, 1997, the amount and percentage of the Company's outstanding Common Stock and Series A Preferred Stock beneficially owned by each director of the Company and by all directors and executive officers of the Company as a group.


                                                                                                                       Percent of
                                                                          Percent of              Series A            Outstanding
                                                                          Outstanding             Preferred             Series A
             Name and Address                    Common Stock            Common Stock               Stock           Preferred Stock
              of Individual                      Beneficially            Beneficially           Beneficially          Beneficially
           or Identity of Group                   Owned(1)(2)              Owned(2)               Owned(1)               Owned
           --------------------                   -----------              --------               --------               -----
         James L. Leuthe(3)                        1,278,780                 54.7%                 420,000               61.6%
         Stephen M. Alinikoff(4)                      60,000                  2.5                       --               --
         Peter Barter                                 50,000                  2.5                       --               --
         Robert B. Colfer(3)                         100,000                  4.9                   50,000                7.3
         Vincent Dieter(5)                            13,960                   --                       --               --
         Charles D. Flack, Jr.(6)                     84,250                  4.1                       --               --
         Harry J. Lentz                                9,100                   --                       --               --
         John H. McKeever(3)                         132,800                  6.5                   50,000                7.3
         Wilbur R. Roat(7)                            62,000                  3.0                       --               --
         All directors and execu-                  1,781,040                 71.2%                 520,000               76.2%
         tive officers as a group
         (11 persons)

----------

(1) Information furnished by the directors.

(2) Assumes the number of shares of Common Stock that such persons have the right to acquire upon the conversion of the Series A Preferred Stock. Reference is made to "Principal Beneficial Owners" above.

(3) Reference is made to "Principal Beneficial Owners" above.

(4) Of these shares, 10,000 shares are held in a partnership of which Mr. Alinikoff is the general partner. This total also includes 6,900 shares of Common Stock that such partnership has the right to acquire upon a conversion of 6,900 shares of Senior Preferred Stock. This total also includes 300 shares of Common Stock that Mr. Alinikoff has the right to acquire upon the conversion of 300 shares of Senior Preferred Stock.

(5) These shares are owned jointly with Mr. Dieter's wife.

(6) Of these shares, 50,000 shares are held by Diamond Manufacturing Co., a company of which Mr. Flack is a director, the President and a controlling shareholder. This total also includes 25,000 shares of Common Stock that Diamond Manufacturing Co. has the right to acquire upon conversion of 25,000 shares of Senior Preferred Stock and 250 shares of Common Stock that Mr. Flack has the right to acquire upon conversion of 250 shares of Senior Preferred Stock.

(7) These shares include 2,000 shares owned jointly with Mr. Roat's wife and 60,000 shares that Mr. Roat has the right to acquire under currently exercisable stock options.

Item 12.  Certain Relationships and Related Transactions.

         The Bank has had and expects to continue to have banking and financial transactions in the ordinary course of business with directors and executive officers of the Company and its subsidiaries, and members of such persons' immediate families and companies in which they have an ownership interest of 10% or more, on comparable terms, including interest rates, collateral and repayment terms on extensions of credit, as those prevailing from time to time for other customers. In the opinion of management, such loans and commitments to loan did not involve more than a normal risk of collectibility or present other unfavorable features. As of December 31, 1996, the directors and officers of the Company and their respective affiliates have loans outstanding in the following principal amounts: Mr. Leuthe, $1,357,011; Mr. Alinikoff, $393,405; John D. McKeever, the son of Mr. McKeever, $ 36,073; and Mr. Barter, $259,659.

         The Company has provided advancement of legal expenses on behalf of Mr. Leuthe in connection with the FDIC proceedings described under "Legal Proceedings" in part I of this report.

         The Bank leases certain office space from a partnership in which the Bank owns 49% of the limited partnership interests. The Bank in turn subleases a portion of this space. Net rent expense related to this lease was $112,442, $195,486 and $300,942 for the years ended December 31, 1996, 1995 and 1994, respectively.

         Mr. McKeever provided legal services to the Bank during 1996. A. John May is a principal beneficial owner of the Company's Series A Preferred Stock. Mr. May is a member of Duane, Morris & Heckscher, which provided legal services for the Company and the Bank in 1995 and 1996.

Item 13.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.


     Exhibit No.                    Description
         3.1               Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company's Form SB-2 Registration State
                           ment No. 33-71712).
         3.2               Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the
                           Company's Form SB-2 Registration Statement No. 33-71712).
         4.1               Specimen Certificate of Senior Preferred Stock of the Company (incorpo-
                           rated by reference to Exhibit 4.1 to the Company's Form SB-2 Registration
                           Statement No. 33-71712).
        10.1               Severance Compensation Agreement between the Bank and Wilbur R. Roat dated December 7, 1995 (incorporated by reference to Exhibit 10.1 to the
                           Company's Form 10-KSB Annual Report for the year ended December 31,
                           1995).*
        10.2               Government Securities Clearing Agreement dated as of
                           July 12, 1993 between the Bank and Custodial Trust
                           Company (incorporated by reference to Exhibit 10.2 to
                           the Company's Form SB-2 Registration Statement No.
                           33-71712).
        10.3               Promissory Note from the Company to Meridian Bank in
                           the principal amount of $545,183.92 dated June 24,
                           1994. (Incorporated by reference to Exhibit 10.3 of
                           the Company's Form 10-KSB report, as amended, for
                           fiscal year ended December 31, 1994).
        10.4               Office Lease dated June 3, 1994 between the Bank and Neely, Scharadin
                           & Silbert, Inc.  (Incorporated by reference to Exhibit 10.4 of the Com-
                           pany's Form 10-KSB report, as amended, for fiscal year ended December
                           31, 1994).
        10.5               Data Processing Services Agreement between the Bank and Bisys, Inc.
                           dated as of February 19, 1991 (incorporated by reference to Exhibit 10.5 to the Company's Form SB-2 Registration Statement No. 33-71712).
        10.6               Office Lease between Pond Associates and First Lehigh Bank dated No-
                           vember 1, 1990 (incorporated by reference to Exhibit 10.6 to the Com-
                           pany's Form SB-2 Registration Statement No. 33-71712).
        10.7               Lease Agreement between 740 Hamilton Street, Inc. and
                           the Germantown Savings Bank dated as of February 1,
                           1971; Lease Assignment and Assumption between the
                           Bank and Savings Fund Society of Germantown, d/b/a
                           Germantown Savings Bank dated September 19, 1986; and
                           letter dated August 4, 1993 acknowledging exercise of
                           option term and confirmed by 740 Hamilton Street,
                           Inc. and the Bank (each incorporated by reference to
                           Exhibit 10.7 to the Company's Form SB-2 Registration
                           Statement No. 33-71712).
        10.8               Lease Agreement between Janice H. Levin and the Estate of Philip J.
                           Levin and The Savings Fund Society of Germantown and its Vicinity dated





                           July 31, 1974, First Amendment dated January 20,
                           1975, Second Amendment dated June 22, 1984,
                           Assignment and Assumption between the Bank and the
                           Savings Fund Society of Germantown and its Vicinity
                           dated as of September 30, 1986, including Consent to
                           Assignment of Net Realty Holding Trust, Third
                           Amendment dated July 11, 1989, Fourth Amendment dated
                           August 6, 1991, Fifth Amendment dated August 26, 1991
                           and Sixth Amendment dated August 16, 1993 (each
                           incorporated by reference to Exhibit 10.8 to the
                           Company's Form SB-2 Registration Statement
                           No. 33- 71712).
        10.9               The Company's 1984 Incentive Stock Option Plan (incorporated by refer-
                           ence to Exhibit 10.9 to the Company's Form SB-2 Registration Statement
                           No. 33-71712).*
        10.10              The Company's 1989 Equity Incentive Plan (incorporated by reference to
                           Exhibit 10.10 to the Company's Form SB-2 Registration Statement
                           No. 33-71712).*
        10.11              Agreement of Limited Partnership of Pond Associates
                           dated March 2, 1990 among Pond Eight, Inc. and the
                           limited partners set forth therein; and First
                           Amendment of Limited Partnership Agreement of Pond
                           Associates dated January 15, 1991 (each incorporated
                           by reference to Exhibit 10.12 to the Company's Form
                           SB-2 Registration Statement No. 33-71712).
        10.12              Office Lease dated April 30, 1996 between the Bank and Kevin T.
                           Fogerty.
        10.13              Office Lease dated September 1, 1996 between the Bank and ERA Part-
                           ners Group, Inc.
        21.1               Subsidiaries of the Company.  (Incorporated by reference to Exhibit 21.1 of the Company's Form 10-KSB report for the fiscal year ended December
                           31, 1995).
        27.1               Financial Data Schedule

------------

* This exhibit is a management contract or compensatory plan or arrangement.

         (b)  Reports on Form 8-K.

         None.

                                             SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FIRST LEHIGH CORPORATION



Date:    March 27, 1997               By:/s/James L. Leuthe
                                         -----------------------------
                                         James L. Leuthe, Chairman of the Board,
                                         Acting President and Chief Executive
                                         Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                      Title                                    Date

/s/James L. Leuthe                             Chief Executive Officer and              March  27, 1997
----------------------------------------       Director (principal executive officer)
James L. Leuthe


/s/Kashmira K. Lodaya                          Treasurer (principal financial           March   27, 1997
----------------------------------------       and accounting officer)
Kashmira K. Lodaya


/s/Stephen M. Alinikoff                        Director                                 March   27, 1997
----------------------------------------
Stephen M. Alinikoff


/s/Peter Barter                                Director                                 March   27, 1997
----------------------------------------
Peter Barter


/s/Robert B. Colfer                            Director                                 March   27, 1997
----------------------------------------
Robert B. Colfer


/s/Vincent Dieter                              Director                                 March   27, 1996
----------------------------------------
Vincent Dieter







/s/Charles D. Flack, Jr.                       Director                                 March   27, 1997
----------------------------------------
Charles D. Flack, Jr.


/s/Harry J. Lentz                              Director                                 March   27, 1997
----------------------------------------
Harry J. Lentz


/s/John H. McKeever                            Director                                 March   27, 1997
----------------------------------------
John H. McKeever


/s/Wilbur R. Roat                              Director                                 March   27, 1997
----------------------------------------
Wilbur R. Roat

Supplemental Information to Be Furnished with Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non-Reporting Issuers.

         No annual report to security holders covering the fiscal year ended December 31, 1996 has been sent to the Company's security holders. In accordance with the instructions included under this caption of Form 10-KSB, the Company intends to furnish copies of any such material to the Commission at such time that it is sent to security holders.

         The Company did not hold an annual meeting in 1996, and will forward copies of its proxy statement for its 1997 annual meeting to the Commission at the time of their distributions to shareholders.

                                                Exhibit Index


         Exhibit No.                           Description

         3.1               Articles of Incorporation of the Company, as amended
                           (incorporated by reference to Exhibit 3.1 to the Company's
                           Form SB-2 Registration Statement No. 33-71712).
         3.2               Bylaws of the Company (incorporated by reference to Ex-
                           hibit 3.2 to the Company's Form SB-2 Registration State-
                           ment No. 33-71712).
         4.1               Specimen Certificate of Senior Preferred Stock of the Com-
                           pany (incorporated by reference to Exhibit 4.1 to the Com-
                           pany's Form SB-2 Registration Statement No. 33-71712).
        10.1               Severance Compensation Agreement between the Bank and
                           Wilbur R. Roat dated December 7, 1995.  (incorporated by
                           reference to Exhibit 10.1 to the Company's Form 10-KSB
                           Annual Report for the year ended December 31, 1995).*
        10.2               Government Securities Clearing Agreement dated as of July
                           12, 1993 between the Bank and Custodial Trust Company
                           (incorporated by reference to Exhibit 10.2 to the Company's
                           Form SB-2 Registration Statement No. 33-71712).
        10.3               Promissory Note from the Company to Meridian Bank in
                           the principal amount of $545,183.92 dated June 24, 1994.
                           (Incorporated by reference to Exhibit 10.3 of the Company's
                           Form 10-KSB report, as amended, for fiscal year ended
                           December 31, 1994).
        10.4               Office Lease dated June 3, 1994 between the Bank and
                           Neely, Scharadin & Silbert, Inc.  (Incorporated by reference to Exhibit 10.4 of the Company's Form 10-KSB report, as
                           amended, for fiscal year ended December 31, 1994).
        10.5               Data Processing Services Agreement between the Bank and
                           Bisys, Inc. dated as of February 19, 1991 (incorporated by reference to Exhibit 10.5 to the Company's Form SB-2
                           Registration Statement No. 33-71712).
        10.6               Office Lease between Pond Associates and First Lehigh
                           Bank dated November 1, 1990 (incorporated by reference
                           to Exhibit 10.6 to the Company's Form SB-2 Registration
                           Statement No. 33-71712).
        10.7               Lease Agreement between 740 Hamilton Street, Inc. and the
                           Germantown Savings Bank dated as of February 1, 1971;
                           Lease Assignment and Assumption between the Bank and
                           Savings Fund Society of Germantown, d/b/a Germantown
                           Savings Bank dated September 19, 1986; and letter dated
                           August 4, 1993 acknowledging exercise of option term and
                           confirmed by 740 Hamilton Street, Inc. and the Bank (each
                           incorporated by reference to Exhibit 10.7 to the Company's
                           Form SB-2 Registration Statement No. 33-71712).





        10.8               Lease Agreement between Janice H. Levin and the Estate
                           of Philip J. Levin and The Savings Fund Society of Ger-
                           mantown and its Vicinity dated July 31, 1974, First Amend-
                           ment dated January 20, 1975, Second Amendment dated
                           June 22, 1984, Assignment and Assumption between the
                           Bank and the Savings Fund Society of Germantown and its
                           Vicinity dated as of September 30, 1986, including Consent to Assignment of Net Realty Holding Trust, Third Amend-
                           ment dated July 11, 1989, Fourth Amendment dated August
                           6, 1991, Fifth Amendment dated August 26, 1991 and Sixth
                           Amendment dated August 16, 1993 (each incorporated by
                           reference to Exhibit 10.8 to the Company's Form SB-2
                           Registration Statement No. 33-71712).
        10.9               The Company's 1984 Incentive Stock Option Plan (incorpo-
                           rated by reference to Exhibit 10.9 to the Company's Form
                           SB-2 Registration Statement No. 33-71712).*
        10.10              The Company's 1989 Equity Incentive Plan (incorporated
                           by reference to Exhibit 10.10 to the Company's Form SB-2
                           Registration Statement No. 33-71712).*
        10.11              Agreement of Limited Partnership of Pond Associates dated
                           March 2, 1990 among Pond Eight, Inc. and the limited
                           partners set forth therein; and First Amendment of Limited
                           Partnership Agreement of Pond Associates dated January
                           15, 1991 (each incorporated by reference to Exhibit 10.12
                           to the Company's Form SB-2 Registration Statement No.
                           33-71712).
        10.12              Office Lease dated April 30, 1996 between the Bank and
                           Kevin T. Fogerty.
        10.13              Office Lease dated September 1, 1996 between the Bank
                           and ERA Partners Group, Inc.
        21.1               Subsidiaries of the Company.  (Incorporated by reference to
                           Exhibit 21.1 of the Company's Form 10-KSB report for the
                           fiscal year ended December 31, 1995).
        27.1               Financial Data Schedule.

------------
* This exhibit is a management contract or compensatory plan or arrangement.