Form 10QSB
period 1997-03-31
FIRST LEHIGH CORP
filed 1997-05-13
CIK 707357

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________   to  ________________

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

                                 1620 Pond Road
                          Allentown, Pennsylvania 18104
                          -----------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

                            Yes |X|      No  | |

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the issuer's classes of common equity, as of the latest practicable date: 2,000,000 shares of common stock, par value $.01 per share, as of March 31, 1997.

Transitional Small Business Disclosure Format (check one):

                            Yes | |      No   |X|

                            FIRST LEHIGH CORPORATION
                                   FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 1997


                                      INDEX

                                                                         Page
Part I - Financial Information                                          Number
-------------------------------                                         ------

Item 1.  Financial Statements:
         Consolidated Balance Sheet as of
           March 31, 1997 and December 31, 1996.......................   3

         Consolidated Statements of Income
           for the three months ended
           March 31, 1997 and 1996.................................... 4 - 5

          Consolidated Statement of Cash Flows
            for the three months ended
            March 31, 1997 and 1996................................... 6 - 7

          Notes to Consolidated Financial Statements.................. 8 - 14

Item 2.  Management's Discussion and
           Analysis or Plan of Operations.............................15 - 30

Part II - Other Information

Item 1.  Legal Proceedings............................................31 - 32

Item 6.  Exhibits and Reports on Form 8-K.............................   33

          Signatures..................................................   34

FIRST LEHIGH CORPORATION
CONSOLIDATED BALANCE SHEET

                                                                         March 31,    December 31,
                                                                           1997          1996
                                                                         ---------     ---------
                                                                             (in thousands)
                                                                        (Unaudited)
ASSETS
Cash and due from banks .............................................    $   2,735     $   2,861
Federal funds sold ..................................................        2,253         1,759
                                                                         ---------     ---------
            Cash and cash equivalents ...............................        4,988         4,620
Securities held-to-maturity (estimated fair
 value of $3,819 and $3,899, respectively) ..........................        4,089         4,091
Securities available-for-sale .......................................       21,543        21,922
Trading securities ..................................................        6,662         6,309
Loans and leases ....................................................       65,189        66,434
   Less:  unearned income ...........................................         (410)         (436)
          allowance for loan losses .................................       (1,474)       (1,624)
                                                                         ---------     ---------
            Net loans ...............................................       63,305        64,374
Premises and equipment, net .........................................        2,086         2,022
Real estate and other investments ...................................            0            47
Foreclosed assets held for sale .....................................        5,540         4,850
Other assets ........................................................        2,429         2,045
                                                                         ---------     ---------
            Total Assets ............................................    $ 110,642     $ 110,280
                                                                         =========     =========

LIABILITIES
Deposits:
   Noninterest-bearing ..............................................    $  10,896     $  10,086
   Interest-bearing .................................................       86,023        85,853
                                                                         ---------     ---------
            Total Deposits ..........................................       96,919        95,939
Other liabilities ...................................................          980           859
Other borrowed funds ................................................           50         1,200
Long-term debt ......................................................          245           272
                                                                         ---------     ---------
            Total Liabilities .......................................       98,194        98,270
                                                                         ---------     ---------

SHAREHOLDERS' INVESTMENT
Senior preferred stock, par value of $.01 per share, 1,500,000 shares authorized, 900,363 shares issued and
 outstanding ........................................................            9             9
Series A preferred stock, par value $.01 per share,
 1,000,000 shares authorized; 682,000 shares issued and
 outstanding (liquidation preference of $2,114) .....................            7             7
Common stock, par value $.01 per share, 10,000,000
 authorized; 2,000,000 shares issued and outstanding ................           20            20
Contributed capital in excess of par value ..........................        9,021         9,021
Retained earnings ...................................................        3,985         3,227
Unrealized depreciation on securities available-for-sale ............         (594)         (274)
                                                                         ---------     ---------
           Total Shareholders' Investment ...........................       12,448        12,010
                                                                         ---------     ---------
           Total Liabilities and Shareholders' Investment ...........    $ 110,642     $ 110,280
                                                                         =========     =========

The accompanying notes are an integral part of the consolidated financial statements.

FIRST LEHIGH CORPORATION
CONSOLIDATED STATEMENT OF INCOME

                                                    THREE MONTHS ENDED MARCH 31,
                                                        1997           1996
                                                        ----           ----
                                                (in thousands, except per share data)
                                                            (Unaudited)
INTEREST INCOME:
Interest and fees on loans .....................     $   1,437     $   1,290
Interest and dividends on investment securities:
 Taxable interest income .......................           439           392
 Dividends .....................................            48            76
Interest on federal funds sold .................            22            26
                                                     ---------     ---------
            Total Interest Income ..............         1,946         1,784
                                                     ---------     ---------

INTEREST EXPENSE:
Interest on deposits ...........................           881           880
Interest on other borrowed funds ...............             6            10
Interest on long-term debt .....................             6             8
                                                     ---------     ---------
            Total Interest Expense .............           893           898
                                                     ---------     ---------
NET INTEREST INCOME ............................         1,053           886

PROVISION FOR LOAN LOSSES ......................            45            52
                                                     ---------     ---------

NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES ...............................         1,008           834
                                                     ---------     ---------

OTHER INCOME:
Service charges, fees and other income .........           120           128
Gain on sale of foreclosed assets, net .........            12             4
Gain on sale of real estate investment .........           183             0
Realized gains on investment securities, net ...            17             0
Trading securities gains, net ..................           703           296
                                                     ---------     ---------
            Total Other Income .................         1,035           428
                                                     ---------     ---------

OTHER EXPENSES:
Salaries and employee benefits .................           343           330
Net occupancy expense ..........................           107           131
Equipment expense ..............................            54            51
FDIC insurance .................................            43            39
Foreclosed asset expenses ......................            70           116
Other ..........................................           374           464
                                                     ---------     ---------
            Total Other Expenses ...............           991         1,131
                                                     ---------     ---------
                                       4


INCOME BEFORE PROVISION FOR INCOME TAXES .......         1,052           131

PROVISION FOR INCOME TAXES .....................             0             0
                                                     ---------     ---------
NET INCOME .....................................     $   1,052     $     131
                                                     =========     =========

PRIMARY EARNINGS PER SHARE......................     $    0.32     $    0.01
                                                     =========     =========

FULLY DILUTED EARNINGS PER SHARE................     $    0.27     $    0.01
                                                     =========     =========

WEIGHTED AVERAGE COMMON SHARES AND
 COMMON SHARE EQUIVALENTS OUTSTANDING:
   Primary......................................     2,900,363     2,848,902
   Fully Diluted................................     3,469,441     3,416,320

The accompanying notes are an integral part of the consolidated financial statements.

FIRST LEHIGH CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                THREE MONTHS ENDED MARCH 31,
                                                                    1997           1996
                                                                    ----           ----
                                                                       (in thousands)
                                                                         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .............................................        $ 1,052         $   131
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Provision for loan losses ..............................             45              52
  Provision for foreclosed asset losses ..................              0              45
  Depreciation ...........................................             40              40
  Amortization and accretion .............................              5              21
  Realized gain on investment securities, net ............            (17)              0
  Net increase in trading securities .....................           (353)         (1,270)
  Gain on sale of  foreclosed assets held for sale .......            (12)             (4)
  Gain on sale of real estate and other investments ......           (183)              0
  Gain on sale/disposal of equipment ....................              0               (7)
  Change in:
     Other assets ........................................           (239)            (43)
     Other liabilities ...................................           (173)            (89)
                                                                  -------         -------
     NET CASH PROVIDED BY (USED IN)
                OPERATING ACTIVITIES .....................            165          (1,124)
                                                                  -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Securities available-for-sale:
    Proceeds from maturities .............................             73           1,826
    Proceeds from sales ..................................              0             773
    Purchases of securities ..............................              0            (500)
  Net (increase) decrease in loans and leases ............             57          (4,376)
  Proceeds from sales of premises and equipment ..........              0               7
  Capital expenditures for premises and equipment ........           (104)            (20)
  Proceeds from sales of foreclosed assets ...............            209             120
  Capitalized expenditures for foreclosed assets .........            (24)              0
  Proceeds from sales of real estate and other investments            174               0
  Proceeds from sales of other assets ....................             15               0
                                                                  -------         -------
     NET CASH PROVIDED BY (USED IN)
               INVESTING ACTIVITIES ......................            400          (2,170)
                                                                  -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits ...............................            980              73
  Net increase (decrease) in other borrowed funds ........         (1,150)          1,500
  Payments on long-term debt .............................            (27)            (27)
                                                                  -------         -------
   NET CASH PROVIDED BY (USED IN)
     FINANCING ACTIVITIES ................................           (197)          1,546
                                                                  -------         -------



NET INCREASE (DECREASE)
    IN CASH AND CASH EQUIVALENTS .........................            368          (1,748)
CASH AND CASH EQUIVALENTS, BEGINNING .....................          4,620           5,043
                                                                  -------         -------
CASH AND CASH EQUIVALENTS, ENDING ........................        $ 4,988         $ 3,295
                                                                  =======         =======
SUPPLEMENTARY DISCLOSURE:
      Cash paid for interest .............................        $   894         $   904
      Cash paid for income taxes .........................        $    35         $     0


SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:

     On March 25, 1997, the Company's Board of Directors declared a dividend on the outstanding shares of its Senior Preferred Stock for the stockholders of record at March 25, 1997. The accumulated dividends as of December 31, 1996 of $237,542 and the first quarter 1997 dividend of $56,273 have been included in other liabilities.

The accompanying notes are an integral part of the consolidated financial statements.

                            FIRST LEHIGH CORPORATION
                                   FORM 10-QSB

Part I - Financial Information (Cont'd)

Part 1. - Financial Statements (Cont'd)


Notes to Consolidated Financial Statements

1. SIGNIFICANT ACCOUNTING POLICIES:


     FINANCIAL STATEMENT PRESENTATION:

     The consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-QSB. The financial information included herein reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information not misleading. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB for year-end December 31, 1996.

     Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the full fiscal year 1997. In the Company's opinion, all adjustments necessary in order to make the interim financial statements not misleading have been included.

     The results of operations for the interim periods presented are not necessarily indicative of the results expected for the year ending December 31, 1997.


     PRINCIPLES OF CONSOLIDATION

     First Lehigh Corporation and its subsidiary First Lehigh Bank (the "Bank") and the Bank's subsidiaries (Allentown Properties, Inc., Quakertown Properties, Inc., Walnutport Properties, Inc., Walnutport Properties II, Inc., Pond Road Properties, Inc. and Winchester Property Management Co.) (collectively, the "Company") provide commercial banking services. The consolidated financial statements include the accounts of the First Lehigh Corporation and its direct and indirect subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     The accrual of interest income is generally discontinued on loans past due 90 days or more or when there is a reasonable doubt as to the collection of interest. The Company continues the accrual of interest on loans past due 90 days or more when they are well secured and in the process of collection. When interest accruals are discontinued, uncollected interest credited to income is reversed if the collectibility is not certain.


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


     INCOME TAXES

     At March 31, 1997 the Company has available approximately $3.350 million of net operating losses based on its filed tax returns through December 31, 1996, which begin to expire 2007 if not utilized. No tax benefit related to the unused net operating loss carry forward has been recognized in these financial statements except for the reduction of the provision for income taxes due to the availability of the net operating losses.


     EARNINGS AND CASH DIVIDENDS PER SHARE

     Primary earnings per common share is based on the weighted average common shares and common share equivalents outstanding during the period. Net income applicable to common stock is reduced by current year dividends declared and unpaid or in arrears on both the Senior and Series A preferred stock. The calculation of fully diluted earnings per common share is based on the conversion of the Series A preferred stock into common shares at the rate of .8 shares of common stock for each share of Series A preferred stock. The conversion rate of Series A preferred stock changed from .8 to .72 in March 1996. However, the Board of Directors has approved an amendment that would retain the .8 conversion rate until March 1999, subject to shareholder approval. For purposes of this calculation the conversion rate of .8 was used. The Senior preferred shares are common stock equivalents since their effective yield was less than 66.6% of an average Aa corporate bond yield at the time of issuance.


     STATEMENT OF CASH FLOWS

     The Company transferred approximately $863,000 from loans to foreclosed assets held for sale during the three months ended March 31, 1997.

     LONG TERM DEBT

     The Company has a term note with an outstanding balance of $245,000 at March 31, 1997. Principal payments of $9,100 plus interest, at the lenders commercial rate plus 0.6%, are due monthly. The note is secured by less than 10% of the shares of the Bank which are owned by the Company.


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

     The Pennsylvania Order

     Capital Requirements and Dividend Restrictions

     Under the terms of the Pennsylvania Order, the Bank is required to maintain, at all times, a minimum Tier I capital equal to or greater than 6.5% of the Bank's adjusted total assets, plus a fully-funded loan loss reserve. The Bank must provide the Pennsylvania Department of Banking with a quarterly report detailing the maintenance of a 6.5% Tier I capital ratio and a "fully-funded loan loss reserve". As of March 31, 1997, the Bank's Tier I capital ratio was 11.31%. The Bank is required to maintain a formal program to review the adequacy of the Bank's allowance for loan and lease losses. The Bank may not declare or pay any cash dividend without the prior written approval of the Department and the Regional Director of the FDIC.

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

     Performance Objectives

     The following performance objectives were also stated in the Pennsylvania
Order: (i) the Bank must reduce the level of nonaccrual loans to total gross loans noted in the Report of Examination as of June 30, 1995, to no more than 7% by August 26, 1996, and further reduce such ratio to no more than 4% by November 24, 1996 and 2% by February 22, 1997; and (ii) the Bank must reduce the level of classified assets as of June 30, 1995, to no more than 100% of Tier I capital and reserve for loan and lease losses by August 26, 1996, and further reduce such ratio to 75% by November 24, 1996 and 50% by February 22, 1997. As of March 31, 1997, the Bank's level of nonaccrual loans to gross loans was 0.55%, and the Bank's level of classified assets to Tier I capital and reserve for loan and lease losses was 45.07%.

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

     Status of Compliance with the Pennsylvania Order

     The Company believes that it and the Bank are currently in compliance with the Pennsylvania Order. The Pennsylvania Order requires the Bank to reduce the level of nonaccrual loans to total gross loans noted in the report of examination as of June 30, 1995, to no more than 2% by February 22, 1997. As of March 31, 1997, this ratio was 0.55%. Additionally, the Order requires the Bank to reduce the level of classified assets as of June 30, 1995, to no more than 50% of Tier I capital and the reserve for loan and lease losses by February 22, 1997, with further reductions thereafter. As of March 31, 1997, this ratio was 45.07%. The Pennsylvania Order also contains a provision requiring the Bank to maintain, at all times, a minimum Tier I capital equal to or greater than 6.5% of the Bank's adjusted total assets, plus a fully-funded loan loss reserve. As of March 31, 1997 this ratio was 11.31% and the Bank's loan loss reserve was fully funded.

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

     Status of Compliance with the Memorandum of Understanding

     The Bank is currently in compliance with the requirements of the Memorandum of Understanding. As of March 31, 1997 the Bank's Tier I capital ratio was 11.31%, which is greater than the 6.0% ratio required by the Memorandum of Understanding. The Bank has made necessary charge-offs and revised and adopted its credit and investment policies. The earnings improvement plan required has been prepared and submitted.

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

     Status of Compliance with the Federal Reserve Agreement

     According to information received from the Federal Reserve Bank, the Company believes that it is currently in substantial compliance with the Federal Reserve Agreement. The Company received permission from the Federal Reserve Bank to issue the shares of Senior Preferred Stock in lieu of accumulated dividends on its outstanding shares of Senior Preferred Stock for the periods ending December 31, 1994 and December 31, 1995. In addition, recently the Company has received permission from the Federal Reserve Bank to pay cash dividends accumulated through March 31, 1997 to Senior Preferred Stockholders with the record date of March 25, 1997.

                            FIRST LEHIGH CORPORATION
                                   FORM 10-QSB


Part I - Financial Information (Cont'd)

Item 2. - Management's Discussion and Analysis or Plan of Operations:

     The consolidated financial review of the Company is intended to compare the performance of the Company for the periods ended March 31, 1997 and 1996. The review of the information presented should be read in conjunction with the consolidated financial statements and the accompanying notes.

     COMPARISON OF THREE MONTHS ENDED MARCH 31, 1997 TO THREE MONTHS ENDED MARCH 31, 1996


     NET INCOME

     Net income for the first quarter of 1997 increased $921,000 as compared to the same quarter in 1996. Net interest income increased $167,000 mostly due to an increase in interest and fees earned on loans while interest expense remained static. Other income increased $607,000 mostly due to continued gains and appreciation in the Company's trading security portfolio and a gain of $183,000 realized on the sale of a real estate investment. Finally, other expenses decreased $140,000 mostly due to decreased legal and other costs pertaining to impaired loans and FDIC litigation involving the Company's Chairman and CEO and the Bank's former president as well as a decrease in amortization expense due to assets acquired in an earlier branch office purchase being fully amortized.

     The profit performance for financial institutions is measured by the Return on Average Assets ("ROA") and the Return on Average Equity ("ROE"). On an annualized basis the Company's ROA was 3.84% in 1997 as compared to 0.51% in 1996. The ROE was 33.60% for the first quarter of 1997 as compared to 5.20% in 1996.


     NET INTEREST INCOME

     Net interest income is the difference between interest income and fees on earning assets and interest expense on deposits and borrowed funds. The principal components of earning assets are loans and investment securities. The primary sources used to fund these assets were deposits, borrowed funds, and capital.

     In the first three months of 1997, as outlined below, net interest income increased $167,000, or 18.85%, over the same period in 1996.

     During the first quarter of 1997, interest and fees on loans increased $147,000 or 11.40% as compared to the same period in 1996. The average loan balances for 1997 increased $7.369 million due to an increased demand for consumer credit. In early 1996, the Bank began a new consumer loan program in conjunction with local auto dealers. The Bank has signed agreements to provide auto loans to these dealers' credit-worthy customers. Approximately $2.40 million dollars was originated in the first quarter of 1996 and continued throughout the remainder of the year, resulting in the increased average loan balance. The overall interest yield decreased 16 basis points from 9.35% in 1996 to 9.19% in 1997.

     Interest expense for 1997 and 1996 remained static at approximately $900,000 for each quarter. Deposits for the first quarter of 1997 increased $980,000 of which the majority were noninterest-bearing deposits. The average balance of time deposits increased $2.076 million; however, the average cost decreased 12 basis points. The overall increase in average time deposits balance was the investment by consumers into higher yielding twenty-four month certificates of deposits during 1995 which was the result of a special promotion by the Bank during the first quarter of 1995. As these become due in the first and second quarter of 1997, the Bank will continue to remain competitive in retaining these deposits as they reprice in a very competitive local deposit environment.

     The interest yield on interest-earning assets remained fixed at approximately 8.15% while overall interest cost decreased 7 basis points from 4.30% in 1996 to 4.23% in 1997. The overall interest rate spread increased 8 basis points while the net interest margin on interest-earning assets increased 36 basis points to 4.41%.

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


                                                               For the Quarter ended March 31,
                                                                        (in thousands)

                                                         1997                                      1996
                                                         ----                                      ----
                                         Average                    Average        Average                   Average
                                         Balance       Interest    Yield/Rate      Balance        Interest   Yield/Rate
                                         -------       --------    ----------      -------        --------   ----------
INTEREST-EARNING ASSETS:
Loans (1)                                 $62,568       $1,437        9.19%        $55,199        $1,290       9.35%
Investment securities                      31,220          487        6.24%         30,491           468       6.14%
Federal funds sold                          1,699           22        5.18%          1,928            26       5.39%
                                          -------       ------      -------        -------        ------       -----
Total interest-earning assets             $95,487       $1,946        8.15%        $87,618        $1,784       8.14%
                                          =======       ------      -------        =======        ------       -----
INTEREST-BEARING
  LIABILITIES:
Saving deposits                           $35,280       $  238        2.74%        $35,304        $  245       2.79%
Time deposits                              49,765          643        5.24%         47,689           635       5.36%
Other borrowed funds                          398            6        6.03%            701            10       5.64%
Long-term debt                                259            6        9.27%            368             8       8.60%
                                          -------      -------      -------        -------        ------       -----
Total interest-bearing liabilities        $85,702      $   893        4.23%        $84,062        $  898       4.30%
                                          =======      -------      -------        =======        ------       -----
NET INTEREST INCOME                                    $ 1,053                                    $  886
                                                       =======                                    ======
INTEREST RATE SPREAD                                                  3.92%                                    3.84%
                                                                    ======                                    ======

NET INTEREST MARGIN
ON INTEREST-EARNING                                                   4.41%                                    4.05%
ASSETS (2)                                                          ======                                    ======
RATIO OF AVERAGE INTEREST-
 EARNING ASSETS TO
 AVERAGE  INTEREST-BEARING
 LIABILITIES                                                        111.42%                                  104.23%
                                                                    ======                                   ======

------------------------

(1) For the purpose of these computations, nonaccrual loans are not included in the daily average loan amounts outstanding.
(2)  Net interest income divided by average interest-earning assets.

                                                               For the Quarter ended March 31,
                                                                        (in thousands)

                                                         1996                                      1995
                                                         ----                                      ----
                                         Average                    Average        Average                   Average
                                         Balance       Interest    Yield/Rate      Balance        Interest   Yield/Rate
                                         -------       --------    ----------      -------        --------   ----------
INTEREST-EARNING ASSETS:
Loans (1)                                 $55,199       $1,290        9.35%        $52,280        $1,228       9.40%
Investment securities                      30,491          468        6.14%         29,967           436       5.81%
Federal funds sold                          1,928           26        5.39%          1,370            20       5.84%
                                          -------       ------      -------        -------        ------     -------
Total interest-earning assets             $87,618       $1,784        8.14%        $83,617        $1,684       8.06%
                                          =======       ------      -------        =======        ------     -------
INTEREST-BEARING
  LIABILITIES:
Saving deposits                           $35,304       $  245        2.79%        $36,351        $  271       3.02%
Time deposits                              47,689          635        5.36%         44,154           508       4.67%
Other borrowed funds                          701           10        5.64%          2,333            37       6.34%
Long-term debt                                368            8        8.60%            477            11       9.22%
                                          -------       ------      -------        -------        ------     -------
Total interest-bearing liabilities        $84,062       $  898        4.30%        $83,315        $   827      4.03%
                                          =======       ------      -------        =======        -------    -------
NET INTEREST INCOME                                     $  886                                    $  857
                                                        ======                                    =======
INTEREST RATE SPREAD                                                  3.84%                                    4.03%
                                                                    =======                                  =======
NET INTEREST MARGIN
ON INTEREST- EARNING                                                  4.05%                                    4.10%
ASSETS (2)                                                          =======                                  =======
RATIO OF AVERAGE INTEREST-
EARNING ASSETS TO
AVERAGE  INTEREST-BEARING
LIABILITIES                                                         104.23%                                  100.36%
                                                                    =======                                  =======

----------------
(1) For the purpose of these computations, nonaccrual loans are not included in the daily average loan amounts outstanding.
(2)  Net interest income divided by average interest-earning assets.

     Analysis of the Effect of Volume and Rate Changes in Interest Income and Interest Expense:

     The following table presents the extent to which net interest income changed due to changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities during the periods indicated. Information provided in each category with respect to changes attributable to changes in volume (changes in volume multiplied by prior rate), changes attributable to changes in rates (changes in rate multiplied by prior volume) and the net change. The change in interest income and interest expense attributable to the combined impact of both volume and rate has been allocated proportionately to the changes due to volume and the changes due to rate.

                                       For the Quarter Ended          For the Quarter Ended
                                       March 31, 1997 vs. 1996        March 31, 1996 vs. 1995
                                       Increase (Decrease) Due to     Increase (Decrease) Due to
                                       --------------------------     --------------------------
                                       Volume     Rate       Total     Volume       Rate       Total
                                       ------     ----       -----     ------       ----       -----
                                                             (in thousands)
INTEREST-EARNING ASSETS:
Loans                                  $ 224      $ (77)     $ 147      $  99      $ (37)     $  62
Investment securities                     14          5         19        (12)        44         32
Federal funds sold                        (3)        (1)        (4)        17        (11)         6
                                       -----      -----      -----      -----      -----      -----
Total interest-earning assets          $ 235      $ (73)     $ 162      $ 104      $  (4)     $ 100
                                       -----      -----      -----      -----      -----      -----
INTEREST-BEARING LIABILITIES:
Savings deposits                       $  (2)     $  (5)     $  (7)     $   0      $ (26)       (26)
Time deposits                             66        (58)         8         30         97        127
Other borrowed funds                      (8)         4         (4)       (23)        (4)       (27)
Long-term debt                            (5)         3         (2)        (2)        (1)        (3)
                                       -----      -----      -----      -----      -----      -----
Total interest-bearing liabilities     $  51      $ (56)     $  (5)     $   5      $  66      $  71
                                       -----      -----      -----      -----      -----      -----
CHANGE IN NET INTEREST INCOME          $ 184      $ (17)     $ 167      $  99      $ (70)     $  29
                                       =====      =====      =====      =====      =====      =====

     OTHER INCOME

     After excluding security gains, as well as the gain realized on the sale of real estate investments, other income remained approximately the same for the first quarter of 1997 and 1996. The gains from security sales increased significantly from $296,000 in 1996 to $720,000 in 1997. For 1997 and 1996, the
realized portion of the security gains represented $562,000 and $45,000, respectively, while the unrealized portion represented the balance of $158,000 and $251,000, respectively. During the first quarter of 1997, management decided to take advantage of a significant appreciation in its trading portfolio by selling certain securities which resulted in the above mentioned realized gains. The Company's trading securities are carried at fair value and are comprised primarily of the common stock of other banks and bank holding companies. The strong stock market growth during 1995, 1996 and first two months of 1997 has resulted in significant net gains in trading securities. A downturn in the overall market could result in future trading securities losses. Management continues to closely monitor its security portfolio in order to make those decisions which will enable the Company to maximize its return on it's investment assets.

     Also included in other income was the gain of $183,000 which resulted from the sale of certain real estate parcels the Company acquired for investment purposes during 1994.


     OTHER EXPENSES

     Other expenses decreased $140,000, or 12.38%, during the first quarter of 1997 as compared to 1996. Occupancy expenses decreased $24,000, or 18.32%, as the result of rent reduction for the administrative offices of the Company and the Bank because of the decreased cost of debt service, foreclosed assets decreased $46,000, or 39.66%, mostly due to a decrease in the provision for additional foreclosed asset losses. Management continues to aggressively market its foreclosed asset portfolio in an attempt to continue to reduce these nonperforming assets. Other expenses declined $90,000, or 19.40%, mostly due to decreased legal and professional fees associated with the FDIC litigation involving the Company's Chairman and CEO and the Bank's former president as well as its impaired loan portfolio. Also, amortization expense decreased $25,000 due to assets acquired in an earlier branch office purchase becoming fully amortized.


     PROVISION FOR LOAN LOSSES

     The allowance for loan losses was $1.474 million at March 31, 1997, compared to $1.624 million at December 31, 1996. The allowance equaled 2.28% of loans at March 31, 1997, compared to 2.46% at December 31, 1996. The decline in this percentage is attributable to recent growth in the loan portfolio as well as improvement in the risk and quality of the loan portfolio, and the reduction of nonperforming loans.

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

     At March 31, 1997, based on management's evaluation as outlined above, the amount charged to operating expense for the provision for loan losses was $45,000 compared to $52,000 in 1996.

     The following table sets forth a reconciliation of the allowance for loan losses and illustrates the charge-offs and recoveries by major loan category for the quarter ended March 31, 1997 (in thousands):

    Beginning Balance, January 1, 1997 ......................     $1,624
                                                                  ------
    Charge-offs:
       Commercial, financial and agricultural ...............       --
       Real estate - construction ...........................          5
       Real estate - mortgage................................        142
       Installment loans to individuals .....................         93
       Lease financing ......................................       --
                                                                  ------
    Total charge-offs .......................................        240
                                                                  ------
    Recoveries:
       Commercial, financial and agricultural ...............          6
       Real estate - construction ...........................       --
       Real estate - mortgage ...............................          6
       Installment loans to individuals .....................          5
       Lease financing ......................................         28
                                                                  ------
    Total recoveries ........................................         45
                                                                  ------
    Net charge-offs .........................................        195
                                                                  ------
    Provision for loan losses ...............................         45
                                                                  ------
    Ending Balance, March 31, 1997 ..........................     $1,474
                                                                  ======

    Ratio of net charge-offs to
       average loans outstanding ............................       0.30%


     FINANCIAL CONDITION

     At March 31, 1997, the Company's total assets were $110.6 million, approximately the same, as compared to the December 31, 1996 amount of $110.3 million.

     Loans

     Net loans decreased $1.069 million from $64.374 million at December 31, 1996 to $63.305 million at March 31, 1997. The majority of the decrease was attributable to the commercial business portfolio. The Bank experienced minimal commercial originations in January and February 1997 which in addition to commercial repayments during the same period resulted in the overall decrease of the loan portfolio. The Bank has continued to experience an increase in its installment loan business. The majority of this increase remains within the automobile category which increased approximately 48 originations or $560,000 over the same period in 1996. The change in the composition of other loans at March 31, 1997 as compared to December 31, 1996 is as follows: Real estate construction decreased $636,000 or 12.93%; Residential real estate loans decreased $882,000 or 3.41%; Commercial real estate loans decreased $667,000 or 3.36%; while consumer loans increased $959,000 or 8.15% and commercial loans increased $7,000.

     The following table sets forth the maturity and repricing schedule of the loan portfolio at March 31, 1997 (in thousands):

                                             After one   After
                                Within       but within  five
                                One year     five years  years       Total
                                --------     ----------  -----       -----
Maturity Schedule:

    Commercial .............     $ 1,412     $ 1,565     $   677     $ 3,654
    Real estate-construction       2,830         942         226       3,998
    Real estate-mortgage ...       8,222      23,814      10,676      42,712
    Consumer, net ..........         662      11,118         945      12,725
    Nonaccrual loans .......        --          --          --         1,690
                                 -------     -------     -------     -------
Total ......................     $13,126     $37,439     $12,524     $64,779
                                 =======     =======     =======     =======

Repricing Schedule (1):

   Fixed rate loans ........     $12,495     $31,554     $ 3,073     $47,122
   Floating rate loans .....      15,391         576        --        15,967
   Nonaccrual loans ........        --          --          --         1,690
                                 -------     -------     -------     -------
Total ......................     $27,886     $32,130     $ 3,073     $64,779
                                 =======     =======     =======     =======

(1) Data for repricing schedule by loan categories is not available.

     Investment Securities

     The primary objectives of the Company's investment strategy are to maintain an appropriate level of liquidity and to generate income.

     The largest sector of the investment portfolio remains securities of U.S. Government agencies and corporations which totals $23.28 million (amortized costs), or 74.56%, of total investment securities. Included in the above are $2.96 million mortgage-backed products, mostly consisting of collateralized mortgage obligations ("CMO") and real estate mortgage investment conduits ("REMIC"). Twice a year, stress tests are conducted on these CMOs and REMICs, all of which were passed as of March 31, 1997.

     At the present time, the Company does not engage in the use of derivatives investment products as a means to hedge the risks in its investment, loan or deposit portfolios.

     Deposits and Repurchase Agreement

     Total deposits at March 31, 1997 increased $980,000 from $95.939 million at December 31, 1996 to $96.919 million. Noninterest-bearing deposits increased $810,000 primarily the result of increased activity in certain escrow and business accounts. The certificates of deposit decreased approximately $1.096 million mostly due to certificates which became due for repricing and were not renewed due to the very competitive rates in the local environment. As a percentage of total deposits, savings, club accounts and interest-bearing demand accounts deposits represented 37.78% at March 31, 1997 as compared to 36.85% at December 31, 1996. There were no brokered deposits within the Company's deposit base at March 31, 1997.

     Borrowed funds represented $50,000 at March 31, 1997 as compared to $1.200 million at December 31, 1996. At December 31, 1996, the Company utilized borrowings in the form of repurchase agreements to fund a portion of the Banks asset growth, in particular its installment loan portfolio. As a result of several commercial loan repayments, the Company was able to repay this short-term borrowing.

     The following table sets forth maturities of time deposits of $100,000 or more at March 31, 1997 and December 31, 1996.

                                                   March 31,     December 31,
                                                     1997           1996
                                                     ----           ----
                                                        (in thousands)
       Three months or less......................   $3,071          $2,800
       Over three months through
          twelve months..........................    2,648           3,412
       Over one year through
          five years.............................    1,430           1,640
       Over five years...........................        0               0
                                                    ------          ------
              TOTAL.............................    $7,149          $7,852
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

     The following table represents nonperforming assets of the Company at March 31, 1997 and December 31, 1996.

                                                       March 31,   December 31,
                                                         1997         1996
                                                         ----         ----
                                                            (in thousands)
Impaired loans .....................................    $1,690        $2,052
Other loans past due 90 days or more ...............       837           609
                                                        ------        ------
    Total nonperforming loans ......................     2,527         2,661

Foreclosed assets held for sale ....................     5,540         4,850
                                                        ------        ------
    Total nonperforming assets .....................    $8,067        $7,511
                                                        ======        ======

Nonperforming loans as a percentage
    of loans (net of unearned interest) ............      3.90%         4.03%

Nonperforming assets as a percentage of assets .....      7.29%         6.81%


     Loans past due 90 days or more increased $228,000 from $609,000 at December 31, 1996 to $837,000 at March 31, 1997. The increase is mostly attributable to the consumer loan portfolio. Over the past year, the Bank has significantly increased the automobile segment of this portfolio. The overall increase has created additional workloads for existing loan personnel in originating and servicing the increased volume. As a result of this volume increase, management has hired additional personnel to ensure that the entire loan portfolio is adequately serviced from originations through payment collections. All delinquent loans are reviewed by management on a weekly basis with regard to legal proceedings and collection efforts. Of the delinquent loans, 68.34% are secured by real estate, 17.32% are loans to consumers and 14.34% are to commercial borrowers.

     Impaired loans declined $362,000, or 17.64%, at March 31, 1997 compared to December 31, 1996. Loans with carrying values of $863,000 were transferred to foreclosed assets held for sale during the first quarter of 1997. The majority of the nonaccrual loans are beyond the point of restructure. These are loans that have been in litigation and/or foreclosure and can only be resolved through liquidation. Management believes that the transfer from nonaccrual to foreclosed assets is an improving trend that will continue for the next several quarters as the litigation and/or foreclosure actions are more toward completion. The improving trend and movement of nonaccrual loans to foreclosed assets enables the Bank to sell the properties. It is anticipated that the aforementioned trend will continue with an expected decrease in nonaccrual and those loans over 90 days delinquent.

     Although this will increase the Bank's foreclosed assets portfolio, it will enable the Bank to expedite the final sale of these assets. Real estate loans represent $1.678 million of nonaccrual loans, and loans to commercial borrowers represent the remaining $12,000 balance. The Bank analyzes its reserve requirements monthly and makes provisions to address new developments as they arise in an effort to recognize problems and provide for potential future losses to earnings or capital.

     The following table sets forth the total of commercial and investment properties at March 31, 1997, all of which are currently in litigation and/or foreclosure.

         Commercial/Investment Properties:
         Impaired and over 90 days..................  $1,068,357
         Foreclosed assets held for sale............   1,249,634
                                                      -----------
         Total......................................  $2,317,991
                                                      ==========

         The following table sets forth the total of residential properties to be foreclosed upon and liquidated at March 31, 1997, including properties currently owned that are listed for sale. All litigation and foreclosure proceedings in the nonaccrual and over 90-day category are being actively pursued.

         Residential:
         Impaired and over 90 days..................  $1,097,575
         Foreclosed assets held for sale............   1,198,818
                                                      ----------
         Total......................................  $2,296,393
                                                      ==========

         The following table sets forth the total of land developments and building lots to be foreclosed upon and liquidated at March 31, 1997, including land developments and building lots currently owned and listed for sale. All litigation and foreclosure proceedings in the nonaccrual and over 90-day category are being actively pursued.

         Land Development/Building Lots:
         Impaired and over 90 days..................  $   66,568
         Foreclosed assets held for sale............   2,746,045
                                                      ----------
         Total......................................  $2,812,613
                                                      ==========

         The following table sets forth the total of loans in litigation that are not secured by real estate at March 31, 1997.

         Secured by Other Than Real Estate:
         Impaired and over 90 days..................  $  294,298
                                                      ==========

         The following table sets forth the total of assets that are under agreement or are being paid off with the settlement dates to take place in the second quarter of 1997.

         Assets Under Agreement or Payoffs:
         Foreclosed assets held for sale............  $   345,824
                                                      ===========

     At March 31, 1997, there were no loans, other than those classified as nonperforming loans, where known information about borrowers' possible credit problems causes management to have serious doubts as to their ability to comply with the current loan repayment terms.

     For 1997, management has set a goal to dispose of $4.50 million in classified and/or nonperforming assets. The disposition plan as originally drafted in 1996 and as adjusted for 1997 was initiated to comply with the Administrative Order of the Department, the Written Agreement of the Federal Reserve Bank and several previous orders which have been replaced by the Memorandum of Understanding. Management continues to market these classified assets. As of March 31, 1997, the classified assets were reduced by $866,000 through collections of $55,000, sales agreements of $233,000, declassifications and/or cures of $364,000 and $214,000 of charge-offs. The above reduction allowed the Bank to substantially meet its internal goal as of March 31, 1997. The Bank was substantially in compliance with the regulatory requirements (see "Legal Proceedings" in Part I of this report) as of February 22, 1997.


     LIQUIDITY AND FUNDS MANAGEMENT

     Liquidity management is to ensure that adequate funds will be available to meet anticipated and unanticipated deposit withdrawals, debt servicing payments, investment commitments, commercial and consumer loan demand and ongoing operating expenses. Funding sources include principal repayments on loans and investments, sales of assets, growth in core deposits, short and long-term borrowings and repurchase agreements. While regular loan payments are a predictable source of funds, the sale of loans and investment securities, deposit flows, and loan prepayments are significantly influenced by general economic conditions and level of interest rates and competition. The Company manages its balance sheet to prove adequate liquidity based on various economic, interest rate and competitive assumptions and in light of profitability measures.

     At March 31, 1997, the Company maintained $4.988 million in cash and cash equivalents in the form of cash and due from banks (after reserve requirements). In addition, the Company had $21.543 million in securities available-for-sale representing 19.47% of total assets at March 31, 1997.

     The Company considers its primary source of liquidity to be its core deposit base and continues to promote the acquisition of deposits through its branch offices. At March 31, 1997, approximately 81.23% of the Company's assets were funded by core deposits acquired within its market area. An additional 11.52% of the assets were funded by the Company's equity. These two components provide a substantial and stable source of funds.

     The Company's Board of Directors has declared a dividend on the outstanding shares of its Senior Preferred Stock for the shareholders of record at March 25, 1997. During May 1997, the accumulated dividend as of December 31, 1996, or $237,542, and the first quarter 1997 dividend of $56,273, or 6.25 cents per share, will be paid to Senior Preferred Stockholders. There were no dividends declared or paid on the Series A Preferred Stock. The amount of undeclared dividends in arrears on the Series A Preferred Stock at March 31, 1997 was $1,276,449.

     Cash flows for the quarter ended March 31, 1997 provided $368,000, while $1.748 million was used in the same quarter for 1996. Changes in cash are measured by changes in three major classifications of cash flows known as operating, investing and financing activities.

     Cash flows from operating activities increased $1.289 million in 1997, mostly due to increased net income of $900,000 and less funds being expended for trading securities. Cash flows from investing activities increased $2.57 million for March 31, 1997 as compared to 1996. In 1996 there was a significant increase in demand for consumer loans which continued through 1997; however, there were several large commercial repayments in 1997 which were not replaced with new originations resulting in a net decrease in loans. In addition, the cash flows from financing activities decreased $1.743 million since the Company repaid the repurchase agreement it used to fund a portion of the loan growth.


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

     At March 31, 1997 the Company maintained a one-year cumulative GAP of negative $9.46 million, or 9.69% of total interest-earning assets which have been adjusted for the depreciation on securities available-for-sale. The effect of this GAP position provides a negative mismatch of assets and liabilities which exposes the Company to interest rate risk during a period of rising interest rates. A significant item contributing to the short-term negative gap is $16.43 million of interest-bearing demand and savings deposits which do not have contractual maturities and are not as rate sensitive as time deposits. However, the ability to reprice still exists, and, therefore, they have been included in the shortest repricing time frame.

         The following table sets forth the Company's interest sensitivity GAP position at March 31, 1997:


                                                              March 31,
                                                                1997
                                                              ---------
                                                                 6
                                                               Months
                                              6 Months          to 1           1 to 2          2 to 5        Over 5
                                              or less           Year            Years           Years         Years          Total
                                              --------        --------        --------        --------       --------       --------
                                                                                    (in thousands)
Interest-earning assets:
 Investment securities (1)                    $  9,783        $    490        $  1,130        $  4,236       $ 18,909       $ 34,548
 Loans (2)                                      19,580           8,306          10,043          22,087          3,073         63,089
                                              --------        --------        --------        --------       --------       --------
  TOTAL                                       $ 29,363        $  8,796        $ 11,173        $ 26,323       $ 21,982       $ 97,637
                                              --------        --------        --------        --------       --------       --------
Interest-bearing
  liabilities:
 Demand-interest bearing                      $ 15,709        $   --          $   --          $   --         $   --         $ 15,709
 Savings and clubs (3)                             718           1,089           1,438           4,313         13,350         20,908
 Time                                           17,367          12,441          10,774           8,824           --           49,406
 Other borrowed funds                               50            --              --              --             --               50
 Long-term debt                                    245            --              --              --             --              245
                                              --------        --------        --------        --------       --------       --------
  TOTAL                                       $ 34,089        $ 13,530        $ 12,212        $ 13,137       $ 13,350       $ 86,318
                                              --------        --------        --------        --------       --------       --------
GAP                                           ($ 4,726)       ($ 4,734)       ($ 1,039)       $ 13,186       $  8,632       $ 11,319
                                              --------        --------        --------        --------       --------       --------
Cumulative GAP                                ($ 4,726)       ($ 9,460)       ($10,499)       $  2,687       $ 11,319       $ 11,319
                                              ========        ========        ========        ========       ========       ========

----------
(1) Includes average pay downs based on the stress test for collateralized mortgage obligation securities, equity securities categorized as trading securities and $2.253 million of Federal funds sold.

(2) Includes estimated schedule maturities of the fixed rate loans ignoring any potential rollover at maturity. Excludes nonaccrual loans of $1.69 million.

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

         The following table sets forth the capital ratios of the Bank as of March 31, 1997 and 1996.


                                                                      March 31,
                                                Regulatory            ---------
                                               Requirements      1997         1996
                                               ------------      ----         ----
Leverage ratio:
 Tier I (core capital) ratio ..............         4.0%*       11.31%        9.04%
Risk-based capital ratios:
 Tier I capital/risk-weighted .............         4.0%        15.81%       12.28%
 Tier I and Tier II capital/
          Risk-weighted assets ............         8.0%        17.07%       13.54%

----------
* The Pennsylvania Department of banking requires the Bank to maintain a minimum Tier I leverage capital ratio of at least 6.5% under the terms of the Administrative Order.

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

         The Bank estimates that its annual cost for FDIC insurance coverage will increase less than $15,000 based on March 31, 1997 deposit levels and based on available rate information. However, the FDIC may increase the projected rates at anytime.

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

         The Notices initiate administrative proceedings in which the FDIC, as a result of transactions occurring prior to February 1992, is seeking to prohibit Mr. Leuthe from further participation in the conduct of the affairs of any bank insured by the FDIC or any other federally insured depository institution, without the prior approval of the FDIC and the appropriate federal financial institution regulatory agency. The allegations of the FDIC are substantially the same as those which formed the basis of the Stipulation of Settlement with and Administrative Order of the Pennsylvania Department of Banking. The Company and the Bank entered into the Stipulation of Settlement and consented to the Administrative Order in March 1993. The Notices also seek to impose civil monetary penalties of $500,000 against Mr. Leuthe. Neither the Company nor the Bank is a party to these proceedings. Mr. Leuthe has denied wrongdoing and intends to defend this action.

         From a procedural standpoint, the hearings in this matter are closed. Counsel for the parties are presently on a timetable whereby principal memoranda of law was submitted by April 14, 1997 and reply memoranda will be submitted by May 14, 1997. The administrative law judge is expected to issue a recommended decision within 45 days thereafter. Either party which disputes the recommended decision of the administrative law judge then has 30 days to file exceptions to take an appeal to the full FDIC Board of Directors. The FDIC Board will likely not render a decision for at least 60 to 90 days following any such appeal. Also, either party which disputes the decision of the FDIC Board will have the right to appeal such decision to the Third Circuit Court of Appeals.

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


                            FIRST LEHIGH CORPORATION

Date:    May 13, 1997       By:/s/ James L. Leuthe
                                   ---------------------------------
                                   James L. Leuthe, Chairman
                                   of the Board and Chief
                                   Executive Officer



Date:    May 13, 1997       By:/s/ Kashmira K. Lodaya
                                   ---------------------------------
                                   Kashmira K. Lodaya, Treasurer
                                   (principal financial and
                                   accounting officer)

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

      3.2         Bylaws of the Company (incorporated by
                  reference to Exhibit 3.2 to the Company's
                  Form SB-2 Registration Statement
                  No. 33-71712).

     11.1         Statement re: Computation of Per Share           36 - 37
                  Earnings.

     27           Financial Data Schedule.                         38 - 39

FIRST LEHIGH CORPORATION AND SUBSIDIARY
COMPUTATION OF EARNINGS PER SHARE                                  EXHIBIT 11.1
THREE MONTHS ENDED MARCH 31, 1997 AND 1996                         Page 1 of 2


                                                      MARCH             MARCH
PRIMARY EARNINGS PER SHARE:                         31, 1997          31, 1996
                                                   ----------        ----------
NET INCOME                                          1,051,650           131,727
LESS DIVIDENDS IN ARREARS:
    SERIES A                                          (55,498)          (55,498)
    SENIOR PREFERRED                                  (56,273)          (53,056)
                                                   ----------        ----------
ADJUSTED NET INCOME                                   939,879            23,173
                                                   ----------        ----------
COMMON STOCK EQUIVALENT SHARES
OUTSTANDING:                                        2,900,363         2,848,902
                                                   ----------        ----------
PRIMARY EARNINGS PER SHARE                               0.32              0.01
                                                         ====              ====

COMPUTATION OF COMMON STOCK
               EQUIVALENT SHARES:
         COMMON STOCK                               2,000,000         2,000,000
         SENIOR PREFERRED STOCK                       900,363           848,902
                                                   ----------        ----------
TOTAL                                               2,900,363         2,848,902
                                                   ==========        ==========


FULLY DILUTED EARNINGS                                MARCH             MARCH
   PER SHARE:                                       31, 1997          31, 1996
                                                   ----------        ----------

NET INCOME                                          1,051,650           131,727
LESS DIVIDENDS IN ARREARS:
   SERIES A                                           (55,498)          (55,498)
   SENIOR PREFERRED                                   (56,273)          (53,056)
                                                   ----------        ----------
ADJUSTED NET INCOME                                   939,879            23,173
                                                   ----------        ----------
FULLY DILUTED COMMON STOCK
EQUIVALENT SHARES OUTSTANDING:                      3,469,441         3,416,320
                                                   ----------        ----------
FULLY DILUTED EARNINGS PER SHARE                         0.27              0.01
                                                         ====              ====



COMPUTATION OF FULLY DILUTED
COMMON STOCK EQUIVALENTS:
SHARES OUTSTANDING                                  2,000,000         2,000,000
INCLUSION OF SERIES A SHARES
    AT CONVERSION RATE (1)                            545,600           545,600
INCLUSION OF SENIOR PREFERRED
    SHARES (2)                                        900,363           848,902
INCLUSION OF STOCK OPTIONS (3)                         23,478            21,818
                                                   ----------        ----------
TOTAL                                               3,469,441         3,416,320
                                                   ==========        ==========

----------
(1) ASSUMES THE CONVERSION OF THE SERIES A PREFERRED STOCK INTO COMMON SHARES AT THE RATE OF .8 SHARES OF COMMON STOCK FOR EACH SHARE OF SERIES A PREFERRED STOCK. THE CONVERSION RATE OF SERIES A PREFERRED STOCK CHANGED FROM .8 to .72 IN MARCH 1996. HOWEVER, THE BOARD OF DIRECTORS HAS APPROVED AN AMENDMENT THAT WOULD RETAIN THE .8 CONVERSION RATE UNTIL MARCH 1999, SUBJECT TO SHAREHOLDER APPROVAL. FOR PURPOSES OF THIS CALCULATION THE CONVERSION RATE OF .8 WAS USED.

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