Form 10QSB
period 1997-06-30
FIRST LEHIGH CORP
filed 1997-08-13
CIK 707357

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT  OF 1934

                  For the Quarterly Period Ended June 30, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from __________________  to ______________

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

                                    Yes  X   No
                                        ---      ---

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the issuer's classes of common equity, as of the latest practicable date: 2,000,000 shares of common stock, par value $.01 per share, as of June 30, 1997.

Transitional Small Business Disclosure Format (check one):
                                    Yes       No  X
                                        ---      ---

                            FIRST LEHIGH CORPORATION
                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 1997


                                      INDEX
                                      -----

Part I - Financial Information                                                   Page Number
-------------------------------                                                  -----------
Item 1.  Financial Statements:
         Consolidated Balance Sheet as of June 30, 1997 and December 31, 1996.....       3

         Consolidated Statements of Income for the six months ended
            June 30, 1997 and 1996................................................   4 - 5

         Consolidated Statements of Income for the three months ended
            June 30, 1997 and 1996................................................   6 - 7

         Consolidated Statement of Cash Flows for the six months ended
            June 30, 1997 and 1996................................................   8 - 9

         Consolidated Statement of Cash Flows for the three months ended
            June 30, 1997 and 1996................................................   10-11

          Notes to Consolidated Financial Statements..............................   12-18

Item 2.  Management's Discussion and Analysis or Plan of Operations...............   19-37

Part II - Other Information

Item 1.  Legal Proceedings........................................................   38-39

Item 6.  Exhibits and Reports on Form 8-K.........................................      40

          Signatures..............................................................      41

FIRST LEHIGH CORPORATION
CONSOLIDATED BALANCE SHEET

                                                                         June 30,   December 31,
                                                                           1997         1996
                                                                       -----------  ------------
                                                                            (in thousands)
                                                                        (Unaudited)
ASSETS
------
Cash and due from banks .............................................   $   5,077    $   2,861
Federal funds sold ..................................................         168        1,759
                                                                        ---------    ---------
                    Cash and cash equivalents .......................       5,245        4,620
Securities held-to-maturity (estimated fair
 value of $3,880 and $3,899, respectively) ..........................       4,088        4,091
Securities available-for-sale .......................................      20,219       21,922
Trading securities ..................................................       6,733        6,309
Loans and leases ....................................................      68,103       66,434
   Less: unearned income ............................................        (366)        (436)
         allowance for loan losses ..................................      (1,436)      (1,624)
                                                                        ---------    ---------
                    Net loans and leases ............................      66,301       64,374
Premises and equipment, net .........................................       2,283        2,022
Real estate and other investments ...................................           0           47
Foreclosed assets held for sale .....................................       4,862        4,850
Other assets ........................................................       2,758        2,045
                                                                        ---------    ---------
                    Total Assets ....................................   $ 112,489    $ 110,280
                                                                        =========    =========

LIABILITIES
-----------
Deposits:
   Noninterest-bearing ..............................................   $  11,074    $  10,086
   Interest-bearing .................................................      86,885       85,853
                                                                        ---------    ---------
                    Total Deposits ..................................      97,959       95,939
Other liabilities ...................................................         903          859
Other borrowed funds ................................................          50        1,200
Long-term debt ......................................................         218          272
                                                                        ---------    ---------
                    Total Liabilities ...............................      99,130       98,270
                                                                        ---------    ---------
SHAREHOLDERS' INVESTMENT
------------------------
Senior preferred stock, par value of $.01 per share, 1,500,000 shares authorized, 900,363 shares issued and
 outstanding ........................................................           9            9
Series A preferred stock, par value $.01 per share,
 1,000,000 shares authorized; 682,000 shares issued and
 outstanding (liquidation preference of $2,114) .....................           7            7
Common stock, par value $.01 per share, 10,000,000
 authorized; 2,000,000 shares issued and outstanding ................          20           20
Contributed capital in excess of par value ..........................       9,021        9,021
Retained earnings ...................................................       4,666        3,227
Unrealized depreciation on securities available-for-sale ...........         (364)        (274)
                                                                        ---------    ---------
                    Total Shareholders' Investment ..................      13,359       12,010
                                                                        ---------    ---------
                    Total Liabilities and Shareholders' Investment ..   $ 112,489    $ 110,280
                                                                        =========    =========

The accompanying notes are an integral part of the consolidated financial statements.

FIRST LEHIGH CORPORATION
CONSOLIDATED STATEMENT OF INCOME

                                                        SIX MONTHS ENDED JUNE 30,
                                                        -------------------------
                                                          1997          1996
                                                      -----------   -----------
                                                  (in thousands, except per share data)
                                                                (Unaudited)
INTEREST INCOME:
Interest and fees on loans ........................   $     2,960   $     2,748
Interest and dividends on investment securities:
 Taxable interest income ..........................           875           770
 Dividends ........................................            85           141
Interest on federal funds sold ....................            46            58
                                                      -----------   -----------
                  Total Interest Income ...........         3,966         3,717
                                                      -----------   -----------

INTEREST EXPENSE:
Interest on deposits ..............................         1,767         1,763
Interest on other borrowed funds ..................            15            17
Interest on long-term debt ........................            11            16
                                                      -----------   -----------
                  Total Interest Expense ..........         1,793         1,796
                                                      -----------   -----------
NET INTEREST INCOME ...............................         2,173         1,921

PROVISION (CREDIT) FOR LOAN LOSSES ................            90          (667)
                                                      -----------   -----------

NET INTEREST INCOME AFTER PROVISION (CREDIT)
 FOR LOAN LOSSES ..................................         2,083         2,588
                                                      -----------   -----------
OTHER INCOME:
Service charges, fees and other income ............           244           272
Gain on sale of foreclosed assets, net ............            26            18
Gain on sale of real estate investment ............           183            29
Realized gains on investment securities, net ......            17             0
Trading securities gains, net .....................         1,512           266
Litigation Settlement .............................             0         1,539
                                                      -----------   -----------
                  Total Other Income ..............         1,982         2,124
                                                      -----------   -----------

OTHER EXPENSES:
Salaries and employee benefits ....................           719           634
Net occupancy expense .............................           213           267
Equipment expense .................................           107           103
FDIC insurance ....................................            86            78
Foreclosed asset expenses .........................           162           370
Other .............................................           822           984
                                                      -----------   -----------
                  Total Other Expenses ............         2,109         2,436
                                                      -----------   -----------




INCOME BEFORE PROVISION FOR INCOME TAXES ..........         1,956         2,276

PROVISION FOR INCOME TAXES ........................             0             0
                                                      -----------   -----------
NET INCOME ........................................   $     1,956   $     2,276
                                                      ===========   ===========
PRIMARY EARNINGS PER SHARE ........................   $      0.60   $      0.72
                                                      ===========   ===========

FULLY DILUTED EARNINGS PER SHARE ..................   $      0.50   $      0.60
                                                      ===========   ===========
WEIGHTED AVERAGE COMMON SHARES AND
 COMMON SHARE EQUIVALENTS OUTSTANDING:
   Primary ........................................     2,900,363     2,848,902
   Fully Diluted ..................................     3,466,526     3,414,502

The accompanying notes are an integral part of the consolidated financial statements.

FIRST LEHIGH CORPORATION
CONSOLIDATED STATEMENT OF INCOME

                                                      THREE MONTHS ENDED JUNE 30,
                                                      ---------------------------
                                                         1997          1996
                                                      -----------   -----------
                                                  (in thousands, except per share data)
                                                             (Unaudited)
INTEREST INCOME:
Interest and fees on loans ........................   $     1,523   $     1,458
Interest and dividends on investment securities:
 Taxable interest income ..........................           436           378
 Dividends ........................................            37            65
Interest on federal funds sold ....................            24            32
                                                      -----------   -----------
                  Total Interest Income ...........         2,020         1,933
                                                      -----------   -----------
INTEREST EXPENSE:
Interest on deposits ..............................           886           883
Interest on other borrowed funds ..................             9             7
Interest on long-term debt ........................             5             8
                                                      -----------   -----------
                  Total Interest Expense ..........           900           898
                                                      -----------   -----------
NET INTEREST INCOME ...............................         1,120         1,035

PROVISION (CREDIT) FOR LOAN LOSSES ................            45          (719)
                                                      -----------   -----------
NET INTEREST INCOME AFTER PROVISION (CREDIT)
 FOR LOAN LOSSES ..................................         1,075         1,754
                                                      -----------   -----------
OTHER INCOME:
Service charges, fees and other income ............           124           173
Gain on sale of foreclosed assets, net ............            14            14
Trading securities gains, net .....................           809           (30)
Litigation Settlement .............................             0         1,539
                                                      -----------   -----------
                  Total Other Income ..............           947         1,696
                                                      -----------   -----------
OTHER EXPENSES:
Salaries and employee benefits ....................           376           304
Net occupancy expense .............................           106           136
Equipment expense .................................            53            52
FDIC insurance ....................................            43            39
Foreclosed asset expenses .........................            92           254
Other .............................................           448           520
                                                      -----------   -----------
                  Total Other Expenses ............         1,118         1,305
                                                      -----------   -----------



INCOME BEFORE PROVISION FOR INCOME TAXES ..........           904         2,145

PROVISION FOR INCOME TAXES ........................             0             0
                                                      -----------   -----------
NET INCOME ........................................   $       904   $     2,145
                                                      ===========   ===========

PRIMARY EARNINGS PER SHARE ........................   $      0.27   $      0.71
                                                      ===========   ===========
FULLY DILUTED EARNINGS PER SHARE ..................   $      0.23   $      0.60
                                                      ===========   ===========
WEIGHTED AVERAGE COMMON SHARES AND
 COMMON SHARE EQUIVALENTS OUTSTANDING:
   Primary ........................................     2,900,363     2,848,902
   Fully Diluted ..................................     3,466,893     3,414,502

The accompanying notes are an integral part of the consolidated financial statements.

FIRST LEHIGH CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                                   -------------------------
                                                                                    1997                 1996
                                                                                  -------              -------
                                                                                        (in thousands)
                                                                                          (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income ..........................................................       $ 1,956              $ 2,276
      Adjustments to reconcile net income to net cash
      provided by operating activities:
      Provision (credit) for loan losses ..................................            90                 (667)
      Provision for foreclosed asset losses ...............................             0                  160
      Depreciation ........................................................            80                   81
      Amortization and accretion ..........................................             7                   50
      Realized gain on investment securities, net .........................           (17)                   0
      Net increase in trading securities ..................................          (424)              (1,162)
      Gain on sale of  foreclosed assets held for sale ....................           (19)                 (18)
      Gain on sale of real estate and other investments ...................          (183)                (400)
      Gain on sale/disposal of equipment ..................................             0                   (7)
      Change in:
         Other assets .....................................................          (544)                  15
         Other liabilities ................................................          (179)                 138
                                                                                  -------              -------
     NET CASH PROVIDED BY
          OPERATING ACTIVITIES ............................................           767                  466
                                                                                  -------              -------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Securities available-for-sale:
        Proceeds from maturities ..........................................         1,626                2,155
        Proceeds from sales ...............................................             0                  773
        Purchases of securities ...........................................             0               (3,999)
      Net increase in loans and leases ....................................        (3,282)              (6,199)
      Proceeds from sales of premises and equipment .......................            27                    7
      Capital expenditures for premises and equipment .....................          (368)                 (36)
      Proceeds from sales of foreclosed assets ............................         1,155                  338
      Capitalized expenditures for foreclosed assets ......................           (79)                   0
      Proceeds from sales of real estate and other investments ............           174                  517
      Proceeds from sales of other assets .................................            83                   23
                                                                                  -------              -------
     NET CASH USED IN INVESTING ACTIVITIES ................................          (664)              (6,421)
                                                                                  -------              -------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase in deposits ............................................         2,020                3,718
      Net increase (decrease) in other borrowed funds .....................        (1,150)               1,850
      Payments on long-term debt ..........................................           (54)                 (54)
      Dividend payments ...................................................          (294)                   0
                                                                                  -------              -------
     NET CASH PROVIDED BY
       FINANCING ACTIVITIES ...............................................           522                5,514
                                                                                  -------              -------




NET INCREASE (DECREASE)
    IN CASH AND CASH EQUIVALENTS ..........................................           625                 (441)
CASH AND CASH EQUIVALENTS, BEGINNING ......................................         4,620                5,043
                                                                                  -------              -------
CASH AND CASH EQUIVALENTS, ENDING .........................................       $ 5,245              $ 4,602
                                                                                  =======              =======
SUPPLEMENTARY DISCLOSURE:
      Cash paid for interest ..............................................       $ 1,793              $ 1,794
      Cash paid for income taxes ..........................................       $    47              $     0


SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:

     On June 25, 1997, the Company's Board of Directors declared a dividend on the outstanding shares of its Senior and Series A Preferred stock for the stockholders of record at June 25, 1997. The Senior Preferred second quarter 1997 dividend of $56,273 and Series A Preferred second quarter 1997 dividend of $55,498, as well as two quarters of Series A accumulated dividends of $110,995, have been included in other liabilities.

The accompanying notes are an integral part of the consolidated financial statements.

FIRST LEHIGH CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                         THREE MONTHS ENDED JUNE 30,
                                                                                          1997                 1996
                                                                                        -------              -------
                                                                                                (in thousands)
                                                                                                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income ..........................................................             $   904              $ 2,145
      Adjustments to reconcile net income to net cash
      provided by operating activities:
      Provision (credit) for loan losses ..................................                  45                 (719)
      Provision for foreclosed asset losses ...............................                   0                  115
      Depreciation ........................................................                  40                   41
      Amortization and accretion ..........................................                   2                   29
      Realized gain on investment securities, net .........................                   0                    0
      Net (increase) decrease in trading securities .......................                 (71)                 108
      Gain on sale of  foreclosed assets held for sale ....................                  (7)                 (14)
      Gain on sale of real estate and other investments ...................                   0                 (400)
      Change in:
         Other assets .....................................................                (305)                  58
         Other liabilities ................................................                  (6)                 227
                                                                                        -------              -------
     NET CASH PROVIDED BY
          OPERATING ACTIVITIES ............................................                 602                1,590
                                                                                        -------              -------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Securities available-for-sale:
        Proceeds from maturities ..........................................               1,553                  329
        Purchases of securities ...........................................                   0               (3,499)
      Net increase in loans and leases ....................................              (3,339)              (1,823)
      Proceeds from sales of premises and equipment .......................                  27                    0
      Capital expenditures for premises and equipment .....................                (264)                 (16)
      Proceeds from sales of foreclosed assets ............................                 946                  218
      Capitalized expenditures for foreclosed assets ......................                 (55)                   0
      Proceeds from sales of real estate and other investments ............                   0                  517
      Proceeds from sales of other assets .................................                  68                   23
                                                                                        -------              -------
     NET CASH USED IN INVESTING ACTIVITIES ................................              (1,064)              (4,251)
                                                                                        -------              -------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase in deposits ............................................               1,040                3,645
      Net increase in other borrowed funds ................................                   0                  350
      Payments on long-term debt ..........................................                 (27)                 (27)
      Dividend Payments ...................................................                (294)                   0
                                                                                        -------              -------
     NET CASH PROVIDED BY
       FINANCING ACTIVITIES ...............................................                 719                3,968
                                                                                        -------              -------




NET INCREASE IN CASH
    AND CASH EQUIVALENTS ..................................................                 257                1,307
CASH AND CASH EQUIVALENTS, BEGINNING ......................................               4,988                3,295
                                                                                        -------              -------
CASH AND CASH EQUIVALENTS, ENDING .........................................             $ 5,245              $ 4,602
                                                                                        =======              =======
SUPPLEMENTARY DISCLOSURE:
      Cash paid for interest ..............................................             $   899              $   890
      Cash paid for income taxes ..........................................             $    12              $     0


SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:

     On June 25, 1997, the Company's Board of Directors declared a dividend on the outstanding shares of its Senior and Series A Preferred stock for the stockholders of record at June 25, 1997. The Senior Preferred second quarter 1997 dividend of $56,273 and Series A Preferred second quarter 1997 dividend of $55,498, as well as two quarters of Series A accumulated dividends of $110,995, have been included in other liabilities.

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


     INCOME TAXES

     At June 30, 1997 the Company has available approximately $3.350 million of net operating losses based on its filed tax returns through December 31, 1996, which begin to expire 2007 if not utilized. No tax benefit related to the unused net operating loss carry forward has been recognized in these financial statements except for the reduction of the provision for income taxes due to the availability of the net operating losses.


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


     STATEMENT OF CASH FLOWS

     The Company transferred approximately $1.069 million from loans to foreclosed assets held for sale during the six months ended June 30, 1997.

     LONG TERM DEBT

     The Company has a term note with an outstanding balance of $217,584 at June 30, 1997. Principal payments of $9,100 plus interest, at the lenders commercial rate plus 0.6%, are due monthly. The note is secured by less than 10% of the shares of the Bank which are owned by the Company.


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

     The Pennsylvania Order

     Capital Requirements and Dividend Restrictions

     Under the terms of the Pennsylvania Order, the Bank is required to maintain, at all times, a minimum Tier I capital equal to or greater than 6.5% of the Bank's adjusted total assets, plus a fully-funded loan loss reserve. The Bank must provide the Pennsylvania Department of Banking with a quarterly report detailing the maintenance of a 6.5% Tier I capital ratio and a "fully-funded loan loss reserve". As of June 30, 1997, the Bank's Tier I capital ratio was 11.73%. The Bank is required to maintain a formal program to review the adequacy of the Bank's allowance for loan and lease losses. The Bank may not declare or pay any cash dividend without the prior written approval of the Department and the Regional Director of the FDIC.

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

     Performance Objectives

     The following performance objectives were also stated in the Pennsylvania
Order: (i) the Bank must reduce the level of nonaccrual loans to total gross loans noted in the Report of Examination as of June 30, 1995, to no more than 7% by August 26, 1996, and further reduce such ratio to no more than 4% by November 24, 1996 and 2% by February 22, 1997; and (ii) the Bank must reduce the level of classified assets as of June 30, 1995, to no more than 100% of Tier I capital and reserve for loan and lease losses by August 26, 1996, and further reduce such ratio to 75% by November 24, 1996 and 50% by February 22, 1997. As of June 30, 1997, the Bank's level of nonaccrual loans to gross loans was 0.53%, and the Bank's level of classified assets to Tier I capital and reserve for loan and lease losses was 35.58%.

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

     Status of Compliance with the Pennsylvania Order

     The Company believes that it and the Bank are currently in compliance with the Pennsylvania Order. The Pennsylvania Order required the Bank to reduce the level of nonaccrual loans to total gross loans noted in the report of examination as of June 30, 1995, to no more than 2% by February 22, 1997. As of June 30, 1997, this ratio was 0.53%. Additionally, the Order requires the Bank to reduce the level of classified assets as of June 30, 1995, to no more than 50% of Tier I capital and the reserve for loan and lease losses by February 22, 1997, with further reductions thereafter. As of June 30, 1997, this ratio was 35.58%. The Pennsylvania Order also contains a provision requiring the Bank to maintain, at all times, a minimum Tier I capital equal to or greater than 6.5% of the Bank's adjusted total assets, plus a fully-funded loan loss reserve. As of June 30, 1997 this ratio was 11.73% and the Bank's loan loss reserve was fully funded.

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

     Status of Compliance with the Memorandum of Understanding

     The Bank is currently in compliance with the requirements of the Memorandum of Understanding. As of June 30, 1997 the Bank's Tier I capital ratio was 11.73%, which is greater than the 6.0% ratio required by the Memorandum of Understanding. The Bank has made necessary charge-offs and revised and adopted its credit and investment policies. The earnings improvement plan required has been prepared and submitted.

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

     Status of Compliance with the Federal Reserve Agreement

     According to information received from the Federal Reserve Bank, the Company believes that it is currently in substantial compliance with the Federal Reserve Agreement. The Company received permission from the Federal Reserve Bank to issue the shares of Senior Preferred Stock in lieu of accumulated dividends on its outstanding shares of Senior Preferred Stock for the periods ending December 31, 1994 and December 31, 1995. Also, the Company received permission from the Federal Reserve Bank to pay cash dividends accumulated through March 31, 1997 to its Senior Preferred Stockholders with the record date of March 25, 1997. In addition, the Company has received permission from the Federal Reserve Bank to pay the second quarter 1997 cash dividend to its Senior Preferred Stockholders, and the second quarter 1997 as well as two quarters of cash dividends in arrears to its Series A Preferred Stockholders.

                            FIRST LEHIGH CORPORATION
                                   FORM 10-QSB


Part I - Financial Information (Cont'd)

Item 2. - Management's Discussion and Analysis or Plan of Operations:

     The consolidated financial review of the Company is intended to compare the performance of the Company for the periods ended June 30, 1997 and 1996. The review of the information presented should be read in conjunction with the consolidated financial statements and the accompanying notes.

     COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 TO
     SIX MONTHS ENDED JUNE 30, 1996


     NET INCOME

     Net income for the first half of 1997 declined $320,000, or 14.06%, as compared to the same period in 1996. Net interest income increased $252,000, the majority of which was attributable to higher interest income and fees earned on loans while interest costs remained static between periods. Other expenses declined $327,000 mostly due to a decrease in the write down of foreclosed asset portfolio, decreased legal expenses pertaining to FDIC litigation involving the Company's Chairman and CEO and the Bank's former president as well as a decrease in amortization expense due to assets acquired in an earlier branch office purchase being fully amortized. However, other income declined $142,000 during the six months ended June 30, 1997, as compared to the same period in 1996 due to two significant items. During May 1996, the Company recorded $1,539,000 as other income resulting from a litigation settlement (the "Settlement") with respect to a large impaired loan. This nonrecurring Settlement amount was mitigated in the first six months of 1997 by an increase in the gains recognized on the trading securities of $1,263,000 as compared to the same period in 1996. For the first half of 1997, a provision for loan losses of $90,000 was recorded as compared to $667,000 credit recorded for the six months ended June 30, 1996 primarily as the result of a large recovery recorded during the second quarter 1996.

     The profit performance for financial institutions is measured by the Return on Average Assets ("ROA") and the Return on Average Equity ("ROE"). On an annualized basis the Company's ROA was 3.53% in 1997 as compared to 4.31% in 1996. The ROE was 30.62% for the first half of 1997 compared to 43.23% in 1996.


     NET INTEREST INCOME

     Net interest income is the difference between interest income and fees on earning assets and interest expense on deposits and borrowed funds. The principal components of earning assets are loans and investment securities. The primary sources used to fund these assets were deposits, borrowed funds, and capital.

         In the first six months of 1997, net interest income increased $252,000, or 13.12%, over the same period in 1996, the majority of which was attributable to increased loan interest and fee income.

         During the first half of 1997, interest and fee income on loans increased $212,000, or 7.71%, over the same period in 1996, primarily the result of an increase in the average loan balance of $6.69 million, or 11.73%. The majority of the increase in the average loan balance was directly related to a new consumer loan program instituted by the Bank during 1996. The consumer loan program initiative was directed to the local auto dealers and their credit-worthy customers. The majority of new originations continues to be in the auto loan market, although during the second quarter of 1997, the Company experienced an increase in originations in both the commercial and real estate portfolios as compared to the first quarter of 1997. Mitigating the large increase in the average loan portfolio was a decrease in the average loan yield of 35 basis points, from 9.64% during the first six months of 1996 to 9.29% during the first six months of 1997, primarily attributable to the competiveness of interest rates in the local economy.

         Interest expense on deposits continued to remain static at approximately $1.8 million for the first six months in 1997 and 1996. The average balance of interest-bearing liabilities increased $1.513 million in the first six months of 1997 over the same period in 1996. The majority of this increase was attributable to time deposits which increased $1.74 million in the first six months of 1997. The increase in the average balance of time deposits was mitigated by decreases in the average costs in both the savings and time deposits of 9 basis points for each category. This decrease was attributable to two-year certificates of deposit issued in 1995 which were repricing at the 1997 market rates.

         For the first half of 1997, the average yield on interest-earning assets decreased 9 basis points, while the cost of interest-bearing liabilities declined 7 basis points, resulting in a net decrease in the interest rate spread of 2 basis points. In addition, the net yield on interest-earning assets increased 21 basis points during the first half of 1997 mostly due to increased net interest income as outlined above.

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



                                                                   For the Six Months ended June 30,
                                                                            (in thousands)
                                                         1997                                      1996
                                         Average                    Average        Average                   Average
                                         Balance       Interest    Yield/Rate      Balance        Interest   Yield/Rate
                                         -------       --------    ----------      -------        --------   ----------
INTEREST-EARNING ASSETS:
Loans (1)                                $63,719        $ 2,960        9.29%       $57,029         $ 2,748      9.64%
Investment securities                     31,109            960        6.17%        30,330             911      6.01%
Overnight funds                            1,690             46        5.44%         2,156              58      5.38%
                                         -------        -------       -----        -------         -------    ------
Total interest-earning assets            $96,518        $ 3,966        8.22%       $89,515         $ 3,717      8.31%
                                         =======        -------       -----        =======         -------    ------
INTEREST-BEARING
  LIABILITIES:
Saving deposits                          $35,838        $   478        2.69%       $35,854         $   496      2.78%
Time deposits                             49,657          1,289        5.23%        47,917           1,267      5.32%
Other borrowed funds                         506             15        5.90%           608              17      5.53%
Long-term debt                               245             11        8.93%           354              16      8.94%
                                         -------        -------      ------        -------         -------    ------
Total interest-bearing liabilities       $86,246        $ 1,793        4.19%       $84,733         $ 1,796      4.26%
                                         =======        -------      ------        =======         -------    ------
NET INTEREST INCOME                                     $ 2,173                                    $ 1,921
                                                        =======                                    =======
INTEREST RATE SPREAD                                                   4.03%                                    4.05%
                                                                     ======                                   ======
NET INTEREST MARGIN
ON INTEREST-EARNING                                                    4.50%                                    4.29%
ASSETS (2)                                                           ======                                   ======
RATIO OF AVERAGE INTEREST-
 EARNING ASSETS TO
AVERAGE  INTEREST-BEARING
LIABILITIES                                                          111.91%                                  105.64%
                                                                     ======                                   ======



----------
(1) For the purpose of these computations, nonaccrual loans are not included in the daily average loan amounts outstanding.
(2)  Net interest income divided by average interest-earning assets.

                                                                   For the Six Months Ended June 30,
                                                                            (in thousands)
                                                         1996                                       1995
                                         Average                    Average        Average                   Average
                                         Balance       Interest    Yield/Rate      Balance        Interest   Yield/Rate
                                         -------       --------    ----------      -------        --------   ----------
INTEREST-EARNING ASSETS:
Loans (1)                                $57,029       $ 2,748        9.64%        $52,415         $ 2,490      9.50%
Investment securities                     30,330           911        6.01%         30,387             861      5.67%
Overnight funds                            2,156            58        5.38%          1,923              57      5.93%
                                         -------       -------      ------         -------         -------    ------
Total interest-earning assets            $89,515       $ 3,717        8.31%        $84,725         $ 3,408      8.05%
                                         =======       -------      ------         =======         -------    ------
INTEREST-BEARING
  LIABILITIES:
Saving deposits                          $35,854       $   496        2.78%        $35,714         $   549      3.10%
Time deposits                             47,917         1,267        5.32%         45,626           1,111      4.91%
Other borrowed funds                         608            17        5.53%          1,257              41      6.58%
Long-term debt                               354            16        8.94%            463              22      9.45%
                                         -------       -------      ------         -------         -------    ------
Total interest-bearing liabilities       $84,733       $ 1,796        4.26%        $83,060         $ 1,723      4.18%
                                         =======       -------      ------         =======         -------    ------
NET INTEREST INCOME                                    $ 1,921                                     $ 1,685
                                                       =======                                     =======
INTEREST RATE SPREAD                                                  4.05%                                     3.87%
                                                                    ======                                    ======
NET INTEREST MARGIN
ON INTEREST-EARNING                                                   4.29%                                     3.98%
ASSETS (2)                                                          ======                                    ======
RATIO OF AVERAGE INTEREST-
EARNING ASSETS TO
AVERAGE  INTEREST-BEARING
LIABILITIES                                                         105.64%                                   102.00%
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


                                                  For the Six Months Ended              For the Six Months Ended
                                                  June 30, 1997 vs. 1996                June 30, 1996 vs. 1995
                                                  Increase (Decrease) Due to            Increase (Decrease) Due to
                                                  Volume        Rate        Total       Volume       Rate         Total
                                                  ------        ----        -----       ------       ----         -----
                                                                            (in thousands)
INTEREST-EARNING ASSETS:
Loans                                             $ 322        $(110)       $ 212       $ 241        $  17        $ 258
Investment securities                                34           15           49          (8)          58           50
Overnight funds                                     (13)           1          (12)         13          (12)           1
                                                  -----        -----        -----       -----        -----        -----
Total interest-earning assets                     $ 343        $ (94)       $ 249       $ 246        $  63        $ 309
                                                  -----        -----        -----       -----        -----        -----
INTEREST-BEARING LIABILITIES:
Savings deposits                                  $   2        $ (20)       $ (18)      $  29        $ (82)         (53)
Time deposits                                        63          (41)          22          34          122          156
Other borrowed funds                                 (5)           3           (2)        (19)          (5)         (24)
Long-term debt                                       (5)           0           (5)         (5)          (1)          (6)
                                                  -----        -----        -----       -----        -----        -----
Total interest-bearing liabilities                $  55        $ (58)       $  (3)      $  39        $  34        $  73
                                                  -----        -----        -----       -----        -----        -----
CHANGE IN NET INTEREST INCOME                     $ 288        $ (36)       $ 252       $ 207        $  29        $ 236
                                                  =====        =====        =====       =====        =====        =====

     OTHER INCOME

     Total other income, excluding securities gains and the Settlement amount, increased $134,000 for the six-month period ended June 30, 1997 compared to the same period in 1996, principally as the result of $154,000 increased gains on the sale of certain real estate parcels previously acquired by the Company. During the first half of 1997, the gains on investment securities increased $1,263,000 as compared to the same period in 1996, of which the realized portion of the security gains represented $1,052,000 and $89,000, respectively, and the unrealized portion represented $477,000 and $177,000, respectively. During the first half of 1997, management decided to take advantage of significant appreciation in its trading portfolio by selling certain securities, which resulted in the above-mentioned realized gains. The Company's trading securities are carried at fair value and are comprised primarily of the common stock of other bank holding companies. The strong stock market growth during 1995, 1996 and first half of 1997 has resulted in significant net gains in trading securities. A downturn in the overall market could result in future trading securities losses. Management continues to closely monitor its security portfolio in order to enable the Company to maximize its return on its investment assets.

     During the first half of 1996, the Company recorded $1,539,000 from the Settlement of an impaired loan which had been in protracted litigation.


     OTHER EXPENSES

     Other expenses declined $327,000, or 13.42%, during the first half of 1997 as compared to the same period in 1996. Occupancy expenses decreased $54,000, or 20.22%, the result of a reduction in rent expense for the administrative offices of the Company and the Bank. The foreclosed assets expenses decreased $208,000 or 56.22% mostly due to a decrease in the provision for the write down of its foreclosed asset portfolio. Management continues to evaluate the carrying cost of this portfolio to ensure that this carrying cost approximates the liquidation values of the underlying assets. In addition, management continues to aggressively market its foreclosed asset portfolio in an attempt to continue to reduce these nonperforming assets. Other expenses declined $162,000, or 16.46%, during the first half of 1997 as compared to the same period in 1996, mostly due to decreased legal and professional fees associated with the FDIC litigation involving the Company's Chairman and CEO and the Bank's former president. Also, amortization expenses, included in other expenses, decreased $48,000 due to assets acquired in an earlier branch office purchase becoming fully amortized.


     PROVISION FOR LOAN LOSSES

     The allowance for loan losses was $1.436 million at June 30, 1997, compared to $1.624 million at December 31, 1996. The allowance equaled 2.12% of loans at June 30, 1997, as compared to 2.46% at December 31, 1996. The decline in this percentage is attributable to recent growth in the loan portfolio as well as improvement in the risk and quality of the loan portfolio and the reduction of nonperforming loans.

     The adequacy of the allowance for loan losses is measured monthly by an adequacy test. The adequacy test includes an evaluation of all loans which have been classified (other loans especially mentioned, substandard, doubtful, loss) by internal loan review, regulatory examination, monitoring of delinquency and other pertinent factors. Allocations are determined by an in depth review of each individual credit based on its potential future loss. The value of tangible collateral and/or guarantees is determined as well as the borrower's ability and willingness to repay. This value, as measured against the loan balance, is used in determining the allowance allocation for collateral-dependent loans. Additionally, the Bank considers the suggested guidelines of its regulatory agencies when completing the analysis of the institution's allowance for loan losses. The guidelines suggest the utilization of minimum percentages of 15%, 50%, and 100% for use in determining general allowances for loans classified as substandard, doubtful and loss, respectively. These requirements are a measurement only and do not constitute a specific allowance placed against any specifically identified loan. Total loans outstanding, net of substandard, doubtful, and loss are given an estimated allowance requirement to absorb future losses. These loans are performing loans, well secured, or loans secured by cash, cash equivalents or marketable securities. Although it would appear that little or no allowance allocations would apply to these loans, allowances need to be made for the historical charge-offs and the human error element in the perfection of the Bank's interest and other issues unforeseen to management. Additionally, the Bank conducts an annual review of all credits in excess of $150,000 or more, which demonstrates any recent delinquency characteristics or other weaknesses, to assure the adequacy of the allowance and provision for loan losses.

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

     At June 30, 1997, based on management's evaluation as outlined above, the amount charged to operating expense for the provision for loan losses was $90,000 compared to credit for loan losses of $667,000 in 1996.

     The following table sets forth a reconciliation of the allowance for loan losses and illustrates the charge-offs and recoveries by major loan category for the period ended June 30, 1997 (in thousands):

  Beginning Balance, January 1, 1997 ....................   $1,624
                                                            ------
  Charge-offs:
     Commercial, financial and agricultural .............     --
     Real estate - construction .........................        5
     Real estate - mortgage..............................      151
     Installment loans to individuals ...................      192
     Lease financing ....................................     --
                                                            ------
  Total charge-offs .....................................      348
                                                            ------
  Recoveries:
     Commercial, financial and agricultural .............       12
     Real estate - construction .........................     --
     Real estate - mortgage .............................        9
     Installment loans to individuals ...................       16
     Lease financing ....................................       33
                                                            ------
  Total recoveries ......................................       70
                                                            ------
  Net charge-offs .......................................      278
                                                            ------
  Provision for loan losses .............................       90
                                                            ------
  Ending Balance, June 30, 1997 .........................   $1,436
                                                            ======

  Ratio of net charge-offs to
     average loans outstanding ..........................     0.43%


     FINANCIAL CONDITION

     At June 30, 1997, the Company's total assets were $112.5 million, representing an increase of $2.2 million from December 31, 1996, principally as the result of higher demand in loan originations.

     Loans

     Net loans increased $1.93 million from $64.374 million at December 31, 1996 to $66.301 million at June 30, 1997.

     The majority of the increase in loans remains within the consumer loan portfolio in particular auto loans. The Bank has continued to market its auto loans to a group of local auto dealerships and its credit-worthy customers. In addition, the Bank has continued to increase its commercial loan originations which were flat during January and February of 1997. The change in the composition of loans at June 30, 1997 as compared to December 31, 1996 is as follows: Real estate construction loans increased $896,000 or 18.21%; Residential real estate loans decreased $1.364 million or 5.28%; Commercial real estate loans decreased $638,000 or 3.22%; Commercial loans decreased $267,000 or 7.30%; while consumer loans increased $3.112 million or 26.45%.

     The following table sets forth the maturity and repricing schedule of the loan portfolio at June 30, 1997 (in thousands):

                                                After one    After
                                      Within    but within   five
                                     One year   five years   years      Total
                                     --------   ----------   -----      -----
Maturity Schedule:

      Commercial .................    $ 1,453    $ 1,527    $   400    $ 3,380
      Real estate-construction ...      4,201        999        330      5,530
      Real estate-mortgage .......      7,798     23,841     11,087     42,726
      Consumer, net ..............        647     13,097      1,134     14,878
      Nonaccrual loans ...........       --         --         --        1,223
                                      -------    -------    -------    -------
Total ............................    $14,099    $39,464    $12,951    $67,737
                                      =======    =======    =======    =======

Repricing Schedule (1):

      Fixed rate loans ...........    $14,035    $33,350    $ 3,263    $50,648
      Floating rate loans ........     15,296        570       --       15,866
      Nonaccrual loans ...........       --         --         --        1,223
                                      -------    -------    -------    -------
Total ............................    $29,331    $33,920    $ 3,263    $67,737
                                      =======    =======    =======    =======

(1) Data for repricing schedule by loan categories is not available.

     Investment Securities

     The primary objectives of the Company's investment strategy are to maintain an appropriate level of liquidity and to generate income.

     The largest sector of the investment portfolio remains securities of U.S. Government agencies and corporations which total $21.75 million (amortized costs) at June 30, 1997, or 73.90% of total investment securities. Included in the above are $2.93 million mortgage-backed products, mostly consisting of collateralized mortgage obligations ("CMO") and real estate mortgage investment conduits ("REMIC"). Twice a year, stress tests are conducted on these CMOs and REMICs, all of which were passed during the most recent test.

     At the present time, the Company does not engage in the use of derivatives investment products as a means to hedge the risks in its investment, loan or deposit portfolios.

     Deposits and Other Borrowed Funds

     Total deposits at June 30, 1997 increased $2.02 million from $95.939 million at December 31, 1996 to $97.959 million. Noninterest-bearing deposits increased $988,000, primarily as the result of increased activity in certain escrow and business accounts. Interest bearing deposits increased $1.032 million for the first half of 1997 due to a combination of increases in both savings and time deposits. Savings, club and interest-bearing deposits increased $477,000, of which

$373,000 consisted of increases in Christmas club accounts which will mature in October 1997. Time deposits increased $555,000 mostly due to a special promotion offered during the second quarter of 1997 when the Bank opened its new Pond Road branch. As a percentage of total deposits, savings, club accounts and interest-bearing demand deposits represented 36.57% at June 30, 1997 as compared to 36.85% at December 31, 1996. There were no brokered deposits within the Company's deposit base at June 30, 1997.

       Borrowed funds represented $50,000 at June 30, 1997 as compared to $1.200 million at December 31, 1996. At December 31, 1996, the Company utilized borrowings in the form of repurchase agreements to fund a portion of the Banks asset growth, in particular its installment loan portfolio. As a result of $1.5 million securities which were called by their issuers during 1997, the Company was able to repay this short-term borrowing.

     The following table sets forth maturities of time deposits of $100,000 or more at June 30, 1997 and December 31, 1996.

                                             June 30,      December 31,
                                               1997           1996
                                               ----           ----
                                                  (in thousands)
                  Three months or less ....   $1,161         $2,800
                  Over three months through
                         twelve months ....    4,621          3,412
                  Over one year through
                         five years .......    1,715          1,640
                  Over five years .........        0              0
                                              ------         ------
                         TOTAL ............   $7,497         $7,852
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

     The following table represents nonperforming assets of the Company at June 30, 1997 and December 31, 1996.

                                                       June 30,     December 31,
                                                         1997          1996
                                                         ----          ----
                                                            (in thousands)
Impaired loans ...................................       $1,223       $2,052
Other loans past due 90 days or more .............          947          609
                                                         ------       ------
    Total nonperforming loans ....................        2,170        2,661

Foreclosed assets held for sale ..................        4,862        4,850
                                                         ------       ------
    Total nonperforming assets ...................       $7,032       $7,511
                                                         ======       ======

Nonperforming loans as a percentage
    of loans (net of unearned interest) ..........         3.20%        4.03%

Nonperforming assets as a percentage of assets ...         6.25%        6.81%


     Loans past due 90 days or more increased $338,000 from $609,000 at December 31, 1996 to $947,000 at June 30, 1997. The increase is mostly attributable to the consumer loan portfolio. Over the past year, the Bank has significantly increased the automobile segment of this portfolio. The overall increase has created additional workloads for existing loan personnel in originating and servicing the increased volume. As a result of this volume increase, management has hired additional personnel to ensure that the entire loan portfolio is adequately serviced from originations through payment collections and will continue to monitor the loan department's needs and performance in the future. All delinquent loans are reviewed by management on a weekly basis with regard to legal proceedings and collection efforts. Of the delinquent loans, 66.32% are secured by real estate, 15.95% are loans to consumers and 17.74% are to commercial borrowers.

     Impaired loans declined $829,000, or 40.40%, at June 30, 1997 compared to December 31, 1996. Loans with carrying values of $1,069,000 were transferred to foreclosed assets held for sale during the first half of 1997. The majority of the impaired loans are beyond the point of restructure. These are loans that have been in litigation and/or foreclosure and can only be resolved through liquidation. Management believes that the transfer from impaired loans to foreclosed assets is an improving trend that will continue for the next several quarters as the litigation and/or foreclosure actions are more toward completion. The improving trend and movement of impaired loans to foreclosed assets enables the Bank to sell the properties. It is anticipated that the aforementioned trend will continue with an expected decrease in impaired loans.

     Although this will increase the Bank's foreclosed assets portfolio, it will enable the Bank to expedite the final sale of these assets. Real estate loans represent $1.211 million of nonaccrual loans, and loans to commercial borrowers represent the remaining $12,000 balance. The Bank analyzes its reserve requirements monthly and makes provisions to address new developments as they arise in an effort to recognize problems and provide for potential future losses to earnings or capital.

     The following table sets forth the total of commercial and investment properties at June 30, 1997, all of which are currently in litigation and/or foreclosure.

             Commercial/Investment Properties:
             Impaired and over 90 days .........        $1,139,163
             Foreclosed assets held for sale ...           851,514
                                                        ----------
             Total .............................        $1,990,677
                                                        ==========

     The following table sets forth the total of residential properties to be foreclosed upon and liquidated at June 30, 1997, including properties currently owned that are listed for sale. All litigation and foreclosure proceedings in the nonaccrual and over 90-day category are being actively pursued.

              Residential:
              Impaired and over 90 days .......        $  673,287
              Foreclosed assets held for sale..         1,050,937
                                                       ----------
              Total ...........................        $1,724,224
                                                       ==========

     The following table sets forth the total of land developments and building lots to be foreclosed upon and liquidated at June 30, 1997, including land developments and building lots currently owned and listed for sale. All litigation and foreclosure proceedings in the nonaccrual and over 90-day category are being actively pursued.

              Land Development/Building Lots:
              Impaired and over 90 days .......        $   26,333
              Foreclosed assets held for sale..         2,488,920
                                                       ----------
              Total ...........................        $2,515,253
                                                       ==========

     The following table sets forth the total of loans in litigation that are not secured by real estate at June 30, 1997.

              Secured by Other Than Real Estate:
              Impaired and over 90 days ........         $287,541
                                                         ========

     The following table sets forth the total of assets that are listed as nonperforming, but which are under agreements that provide a yield at or in excess of current market rates at June 30, 1997.

               Performing/Nonperforming Assets:
               Impaired and over 90 days ......           $43,197
                                                          =======

     The following table sets forth the total of assets that are under agreement or are being paid off with the settlement dates to take place in the third quarter of 1997.

              Assets Under Agreement or Payoffs:
              Foreclosed assets held for sale ....       $470,283
                                                         ========

     At June 30, 1997, there were no loans, other than those classified as nonperforming loans, where known information about borrowers' possible credit problems causes management to have serious doubts as to their ability to comply with the current loan repayment terms.

     For 1997, management has set a goal to dispose of $4.50 million in classified assets. The disposition plan as originally drafted in 1996 and as adjusted for 1997 was initiated to comply with the Administrative Order of the Department, the Written Agreement of the Federal Reserve Bank and several previous orders which have been replaced by the Memorandum of Understanding. Management continues to market these classified assets. As of June 30, 1997, the gross reduction in classified assets was approximately $1.96 and the net reduction was $1.62 million. The above reductions allowed the Bank to substantially meet its internal goal as of June 30, 1997. The Bank was substantially in compliance with the regulatory requirements (see "Regulatory Matters" under the notes to the consolidated financial statements included in part I of this Form 10-QSB report) as of February 22, 1997.


     LIQUIDITY AND FUNDS MANAGEMENT

     Liquidity management is intended to ensure that adequate funds will be available to meet anticipated and unanticipated deposit withdrawals, debt servicing payments, investment commitments, commercial and consumer loan demand and ongoing operating expenses. Funding sources include principal repayments on loans and investments, sales of assets, growth in core deposits, short and long-term borrowings and repurchase agreements. While regular loan payments are a predictable source of funds, the sale of loans and investment securities, deposit flows, and loan prepayments are significantly influenced by general economic conditions and level of interest rates and competition. The Company manages its balance sheet to prove adequate liquidity based on various economic, interest rate and competitive assumptions and in light of profitability measures.

     At June 30, 1997, the Company maintained $5.245 million in cash and cash equivalents in the form of cash and due from banks (after reserve requirements). In addition, the Company had $20.219 million in securities available-for-sale representing 17.97% of total assets at June 30, 1997.

     The Company considers its primary source of liquidity to be its core deposit base and continues to promote the acquisition of deposits through its branch offices. At June 30, 1997, approximately 80.42% of the Company's assets were funded by core deposits acquired within its market area. An additional 12.07% of the assets were funded by the Company's equity. These two components provide a substantial and stable source of funds.

     On May 12, 1997, the Company paid $293,815 of cash dividends to its Senior Preferred stockholders. Included in this balance were the dividends in arrears as of December 31, 1996 of $237,542 as well as the first quarter 1997 dividend of $56,273. For the second quarter 1997, on June 25, 1997, the Company's Board of Directors declared a dividend on both the Senior and Series A Preferred stockholders of record as of June 25, 1997. This declaration included $56,272 due to its Senior Preferred stockholders for the second quarter of 1997 and $166,493 due to the Series A Preferred stockholders, which represented a portion of the undeclared dividend in arrears. After payment of the $166,493, $1,165,454 remains in arrears on the Series A Preferred stock through June

30, 1997.

     For the six months ended June 30, 1997, cash and cash equivalents increased $625,000 as compared to a $441,000 decrease for the same period in 1996. Changes in cash are measured by changes in three major classifications of cash flows known as operating, investing and financing activities.

     Cash flows from operating activities increased $301,000 for the six months ended June 30, 1997, principally as the result of net income from operations adjusted for noncash items.

     Cash flows from investing activities declined $5.757 million for the six months ended June 30, 1997 as compared to the same period in 1996. During May 1996, approximately $4 million of proceeds from the Settlement were utilized to purchase investment securities. Another significant portion of investing activity was an increase in loans particularly in 1996 with a continued increase in the first six months of 1997. The increase in the loan portfolio during the first six months of 1997 was mitigated by several large commercial repayments which took place in the first quarter of 1997, resulting in the net decrease for the six months ended June 30, 1997 compared to 1996. In addition, proceeds from sale of foreclosed assets and real estate and other investments increased $474,000 for the six-month period ended June 30, 1997 as compared to the same period in 1996, a further indication of management's intention to continue to liquidate the Company's nonperforming assets.

     Cash flows provided by financing activities decreased $4.992 million for the six months ended June 30, 1997 mostly due to repayment of the repurchase agreement and reduction in deposits as compared to the same period in 1996. In 1996, the Company utilized both an increase in deposits and a repurchase agreement to fund its loan growth. However, a major portion of the loan growth for the six months ended June 30, 1997 was funded by deposits only. In addition, since several large agency bonds included in the investment portfolio were prematurely called, management used these funds to repay the outstanding repurchase agreement.


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

     At June 30, 1997 the Company maintained a one-year cumulative GAP of negative $7.54 million, or 7.63% of total interest-earning assets which have been adjusted for the depreciation on securities available-for-sale. The effect of this GAP position provides a negative mismatch of assets and liabilities which exposes the Company to interest rate risk during a period of rising interest rates. A significant item contributing to the short-term negative gap is $16.655 million of interest-bearing demand and savings deposits which do not have contractual maturities and are not as rate sensitive as time deposits. However, the ability to reprice still exists, and, therefore, they have been included in the shortest repricing time frame.

     The following table sets forth the Company's interest sensitivity GAP position at June 30, 1997:



                                                        June 30,
                                                          1997
                             -----------------------------------------------------------------
                                             6
                                           Months
                             6 Months       to 1      1 to 2      2 to 5    Over 5
                             or less        Year      Years       Years      Years       Total
                             -----------------------------------------------------------------
                                                       (in thousands)
Interest-earning assets:
 Investment securities (1)   $  9,038    $    575    $  1,301    $  4,757   $ 16,727   $ 32,398
 Loans (2) ...............     20,640       8,691      10,905      23,015      3,263     66,514
                             --------    --------    --------    --------   --------   --------
  TOTAL ..................   $ 29,678    $  9,266    $ 12,206    $ 27,772   $ 19,990   $ 98,912
                             --------    --------    --------    --------   --------   --------
Interest-bearing
  liabilities:
 Demand-interest bearing .   $ 14,662    $   --      $   --      $   --     $   --     $ 14,662
 Savings and clubs (3) ...      1,271         722       1,443       4,329     13,400     21,165
 Time ....................     16,264      13,300      14,758       6,736       --       51,058
 Other borrowed funds ....         50        --          --          --         --           50
 Long-term debt ..........        218        --          --          --         --          218
                             --------    --------    --------    --------   --------   --------
  TOTAL ..................   $ 32,465    $ 14,022    $ 16,201    $ 11,065   $ 13,400   $ 87,153
                             --------    --------    --------    --------   --------   --------
GAP ......................   ($ 2,787)   ($ 4,756)   ($ 3,995)   $ 16,707   $  6,590   $ 11,759
                             --------    --------    --------    --------   --------   --------
Cumulative GAP ...........   ($ 2,787)   ($ 7,543)   ($11,538)   $  5,169   $ 11,759   $ 11,759
                             ========    ========    ========    ========   ========   ========

-----------------
(1) Includes average pay downs based on the stress test for collateralized mortgage obligation securities, equity securities categorized as trading securities and $1.358 million investment in overnight funds.
(2) Includes estimated scheduled maturities of the fixed rate loans ignoring any potential rollover at maturity. Excludes nonaccrual loans of $1.223 million.
(3) Assumes that 7% of the savings deposits are repriceable each year based on the previous five years' historical activity.

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

     The following table sets forth the capital ratios of the Bank as of June 30, 1997 and 1996.

                                           Regulatory          June 30,
                                           Requirements    1997         1996
                                           ------------    ----         ----

Leverage ratio:
 Tier I (core capital) ratio..............     4.0%*       11.73%       10.54%
Risk-based capital ratios:
 Tier I capital/risk-weighted..........        4.0%        16.06%       14.46%
 Tier I and Tier II capital/
          Risk-weighted assets...........      8.0%        17.32%       15.72%

------------------

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

     Beginning in 1997, BIF assessments will be used for the first time to help pay off the $780 million annual interest payments on $8 billion in "FICO" bonds issued in the 1980s as part of the federal government's savings and loan bailout. The law provides that BIF assessments must be set at a rate equal to one-fifth of the Savings Institution Insurance Fund ("SAIF") rates for 1997, 1998 and 1999. After 1999, all FDIC-insured institutions will pay the same risk-adjusted rates.

     The Bank estimates that its annual cost for FDIC insurance coverage will increase less than $15,000 based on June 30, 1997 deposit levels and based on available rate information. However, the FDIC may increase the projected rates at anytime.

     COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1997
     TO THE THREE MONTHS ENDED JUNE 30, 1996


     ANALYSIS OF OPERATIONS

     Overall net income decreased $1.241 million dollars for the quarter ended June 30, 1997 as compared to the same period in 1996. Net interest income before the provision for loan losses increased $85,000 or 8.21%. The majority of this increase, $65,000, was attributable to an increase in interest and fees earned on the loan portfolio due to continued growth in the average loan balances, in particular, the auto loan portion of the consumer loan portfolio. Overall interest expense was approximately $900,000 for both quarters. As previously discussed, the provision and overall allowance is constantly monitored by management. The provision for loan losses increased $764,000 in the three months ended June 30, 1997 compared to the same period in 1996. For the three months ended June 30, 1996, as a result of a fully funded loan loss reserve, the Company recorded a $719,000 credit to the allowance for loan losses as compared to a $45,000 provision for the three months ended June 30, 1997. There were two significant components of other income, gains on trading securities and the Settlement. During the second quarter of 1996, the Company recorded $1.539 million as other income from the Settlement which was in protracted litigation. In the second quarter of 1997, the Company, recognizing a significant appreciation in its trading security portfolio, sold certain securities which resulted in a significant gain of $490,000 on these transactions. In addition, $319,000 of unrealized gains were recognized in the three months ended June 30, 1997. Other expenses decreased $187,000 during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996, due to decreased occupancy expenses, foreclosed asset expenses and other expenses in aggregate of $264,000. Occupancy expenses were down due to a decrease in rent expense attributable to a decrease in the operating expenses of the building. Foreclosed assets expenses decreased due to a decrease in the write down of the carrying value of the assets within the portfolio based on managements evaluation of the underlying assets. Lastly, legal expenses declined due to the ongoing litigation with the FDIC involving the Company's chairman and the Bank's former president and the reduced level of activity of the proceedings during the second quarter of 1997 and compared to the second quarter of 1996.

     Overall, there was a decrease of $1.05 million in net cash for the second quarter of 1997 as compared to the second quarter of 1996. Net cash provided by operating activities decreased $988,000 for the three months ended June 30, 1997 compared to the same period in 1996, mostly due to the cash provided by operations as adjusted for noncash items. A significant portion of the second quarter of 1996 income was the Settlement of $1.539 million. Net cash used in investing activities decreased $3.187 million during the three months ended June 30, 1997. In 1996, approximately $4 million of the Settlement proceeds were used to purchase investment securities. The increase in the second quarter of 1997 proceeds from investment maturities of $1.224 million were used to fund a portion of the loan growth. As explained earlier, the Bank continued to experience a growth in its installment loan portfolio in both the second quarters of 1997 and 1996; however, during the three months ended June 30, 1997, there was also an increased demand for additional commercial originations. The net cash provided by financing activities decreased $3.249 million in the second quarter of 1997 as compared to the same period in 1996. The majority of the decrease was attributable to a decrease in 1997 deposits of $2.605 million as compared to the same period in 1996. In 1996, the Bank had a time deposit promotion which accounted for a significant portion of the increase in deposits which did not reoccur in the second quarter of 1997.


     CURRENT EVENTS

     On May 29, 1997, the Bank opened its sixth branch at Pond Road in Allentown, Pennsylvania, the same location where the administrative offices are located. As of June 30, 1997, deposits for the new branch were approximately $983,000.

     On June 10, 1997, the Bank entered into a Branch Purchase Agreement (the "Agreement") with The Quakertown National Bank ("QNB"), the sole subsidiary of QNB Corp., pursuant to which QNB agreed to purchase from the Bank the deposits of the Quakertown Branch of the Bank. The acquisition agreement is subject to regulatory approval and is expected to be consummated by the fourth quarter of 1997. The Bank estimates that the amount of the deposits to be transferred to QNB represents approximately 8.6% of the Bank's total deposit liabilities.

     Effective July 1, 1997, the FDIC has assigned the Bank 1B assessment risk classification, up from a 1C classification, for purposes of the Federal Deposit Insurance Act, as amended by Section 302 of the Federal Deposit Insurance Corporation Improvement Act of 1991. The FDIC insurance premium rate for 1B classification is $.03 per $100 deposits as compared to $.17 per $100 deposits for 1C classification. The Bank anticipates cost savings for the remainder of 1997 of approximately $66,000.

                            FIRST LEHIGH CORPORATION
                                   FORM 10-QSB

Part II - Other Information

Item 1. - Legal Proceedings

     On June 23, 1995, the Federal Deposit Insurance Corporation (the "FDIC") issued a Notice of Intention to Prohibit from Further Participation and a Notice of Assessment of Civil Money Penalties, Findings of Fact and Conclusions of Law, Order to Pay and Notice of Hearing (collectively, the "Notices") against James
L. Leuthe, Chairman of the Board and Chief Executive Officer of the Company, and against Harold R. Marvin, Jr., formerly the President of the Company and of the Company's banking subsidiary, First Lehigh Bank (the "Bank"). Mr. Marvin resigned as President and as director of both the Company and the Bank in 1993. The FDIC and Mr. Marvin have reached and consummated a settlement in this matter. The settlement does not assess any monetary damages or penalties against Mr. Marvin and prohibits Mr. Marvin from participating in any manner in the conduct of the affairs of any financial institution or organization.

     The Notices initiated administrative proceedings in which the FDIC, as a result of transactions occurring prior to February 1992, is seeking to prohibit Mr. Leuthe from further participation in the conduct of the affairs of any bank insured by the FDIC or any other federally insured depository institution, without the prior approval of the FDIC and the appropriate federal financial institution regulatory agency. The allegations of the FDIC are substantially the same as those which formed the basis of the Stipulation of Settlement with and Administrative Order of the Pennsylvania Department of Banking, which the Company and the Bank entered into in March 1993. The Notices also seek to impose civil monetary penalties of $500,000 against Mr. Leuthe. Neither the Company nor the Bank is a party to these proceedings. Mr. Leuthe has denied wrongdoing and is defending these actions.

     From a procedural standpoint, the hearings in this matter are closed. Counsel for the parties have submitted memoranda of law and proposed findings of fact/conclusions of law. The administrative law judge is expected to issue a recommended decision by on or before September 8, 1997. Either party which disputes that recommended decision has 30 days to file exceptions which are heard by the full FDIC Board of Directors. The FDIC Board will likely not render a decision for at least 60 to 90 days following the filing of any such exceptions. Either party which disputes the eventual decision of the FDIC Board has the right to appeal such decision to the Third Circuit Court of Appeals.

     Under both the Company's and the Bank's Bylaws, the Company and the Bank are required to indemnify Messrs. Leuthe and Marvin in connection with the administrative proceedings brought against them by reason of the fact that they are or were Officers and Directors of the Bank. However, Mr. Leuthe and/or Mr. Marvin are required to reimburse the Company and/or the Bank for all expenses incurred or advanced by the Company or the Bank in connection with such events if a court ultimately determines that the alleged actions or omissions of Mr. Leuthe and/or Mr. Marvin constituted willful misconduct or recklessness. While it is difficult to determine the amount of indemnification in this case, the Company believes at this time that the amount will not materially and adversely affect the Company's financial condition.

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

         3.2        Bylaws of the Company (incorporated by reference to Exhibit
                    3.2 to the Company's Form SB-2 Registration Statement No. 33-71712).

         10.1 Branch Purchase Agreement between First Lehigh Bank and the Quakertown National Bank dated as of June 20, 1997 (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K report dated June 20, 1997 and filed with the Commission on July 3, 1997).

         11.1       Statement re: Computation of Per Share Earnings.

         27         Financial Data Schedule.

             (b)    Reports on Form 8-K.

     The Company filed a report on Form 8-K on July 3, 1997 to report under Item 5 that the Bank had entered into a Branch Purchase Agreement with Quakertown National Bank ("QNB"), pursuant to which QNB has agreed to purchase from the Bank the deposits of the Bank's Quakertown Branch located in Quakertown, Pennsylvania.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              FIRST LEHIGH CORPORATION

Date:    August 13, 1997                         By:/s/James L. Leuthe
                                                    -------------------------
                                                 James L. Leuthe, Chairman
                                                 of the Board and Chief
                                                 Executive Officer


Date:    August 13, 1997                         By:/s/Kashmira K. Lodaya
                                                    -------------------------
                                                 Kashmira K. Lodaya, Treasurer
                                                 (principal financial and
                                                 accounting officer)

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

    3.2            Bylaws of the Company (incorporated by
                   reference to Exhibit 3.2 to the Company's
                   Form SB-2 Registration Statement
                   No. 33-71712).

    10.1           Branch Purchase Agreement between
                   First Lehigh Bank and the Quakertown
                   National Bank dated as of June 20, 1997
                   (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K report dated
                   June 20, 1997 and filed with the Commission on July 3, 1997).

    11.1           Statement re: Computation of Per Share               43 - 46
                   Earnings.

    27             Financial Data Schedule.                             47 - 48