Form 10QSB
period 1997-09-30
FIRST LEHIGH CORP
filed 1997-11-07
CIK 707357

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________________ to ___________________.

Commission file Number: 33-71712


                            FIRST LEHIGH CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                                  Pennsylvania
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   23-2218479
                      ------------------------------------
                      (I.R.S. Employer Identification No.)


                                 1620 Pond Road
                          Allentown, Pennsylvania 18104
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (610) 398-6660
                           ---------------------------
                           (Issuer's telephone number)


                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the issuer's classes of common equity, as of the latest practicable date: 2,000,000 shares of common stock, par value $.01 per share, as of September 30, 1997.

Transitional Small Business Disclosure Format (check one):
                                 Yes      No X
                                    ---     ---

                            FIRST LEHIGH CORPORATION
                                   FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997


                                      INDEX

Part I - Financial Information                                      Page Number
------------------------------                                      -----------
Item 1.  Financial Statements:
         Consolidated Balance Sheet as of September 30, 1997
           and December 31, 1996........................................      3

         Consolidated Statements of Income for the nine months ended
            September 30, 1997 and 1996.................................   4- 5

         Consolidated Statements of Income for the three months ended
            September 30, 1997 and 1996.................................   6- 7

         Consolidated Statement of Cash Flows for the nine months ended
            September 30, 1997 and 1996.................................   8- 9

         Consolidated Statement of Cash Flows for the three months ended
            September 30, 1997 and 1996.................................  10-11

          Notes to Consolidated Financial Statements....................  12-18

Item 2.  Management's Discussion and Analysis or Plan of Operations.....  19-37


Part II - Other Information
---------------------------
Item 1.  Legal Proceedings..............................................  38-39

Item 6.  Exhibits and Reports on Form 8-K...............................     40

          Signatures....................................................     41

FIRST LEHIGH CORPORATION
CONSOLIDATED BALANCE SHEET

                                                                       September 30,   December 31,
                                                                           1997            1996
                                                                       -------------   ------------
                                                                               (in thousands)
                                                                        (Unaudited)
ASSETS
Cash and due from banks ..........................................       $  7,235        $  2,861
Federal funds sold ...............................................            719           1,759
                                                                         --------        --------
                 Cash and cash equivalents .......................          7,954           4,620
Securities held-to-maturity (estimated fair
 value of $3,954 and $3,899, respectively) .......................          4,087           4,091
Securities available-for-sale ....................................         20,415          21,922
Trading securities ...............................................          6,687           6,309
Loans and leases .................................................         67,407          66,434
   Less: unearned income .........................................           (289)           (436)
         allowance for loan losses ...............................         (1,571)         (1,624)
                                                                         --------        --------
                 Net loans and leases ............................         65,547          64,374
Premises and equipment, net ......................................          2,233           2,022
Real estate and other investments ................................              0              47
Foreclosed assets held for sale ..................................          4,025           4,850
Other assets .....................................................          2,612           2,045
                                                                         --------        --------
                 Total Assets ....................................       $113,560        $110,280
                                                                         ========        ========

LIABILITIES
Deposits:
   Noninterest-bearing ...........................................       $ 10,553        $ 10,086
   Interest-bearing ..............................................         87,751          85,853
                                                                         --------        --------
                 Total Deposits ..................................         98,304          95,939
Other liabilities ................................................            917             859
Other borrowed funds .............................................              0           1,200
Long-term debt ...................................................            190             272
                                                                         --------        --------
                 Total Liabilities ...............................         99,411          98,270
                                                                         --------        --------

SHAREHOLDERS' INVESTMENT
Senior preferred stock, par value of $.01 per share,
  1,500,000 shares authorized, 900,363 shares issued and
  outstanding ....................................................              9               9
Series A preferred stock, par value $.01 per share,
  1,000,000 shares authorized; 682,000 shares issued and
  outstanding (liquidation preference of $2,114) .................              7               7
Common stock, par value $.01 per share, 10,000,000
  authorized; 2,000,000 shares issued and outstanding ............             20              20
Contributed capital in excess of par value .......................          9,021           9,021
Retained earnings ................................................          5,173           3,227
Unrealized depreciation on securities available-for-sale .........            (81)           (274)
                                                                         --------        --------
                 Total Shareholders' Investment ..................         14,149          12,010
                                                                         --------        --------
                 Total Liabilities and Shareholders' Investment...       $113,560        $110,280
                                                                         ========        ========

The accompanying notes are an integral part of the consolidated financial statements.

FIRST LEHIGH CORPORATION
CONSOLIDATED STATEMENT OF INCOME

                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                                -------------------------------
                                                                                   1997                 1996
                                                                                ----------           ----------
                                                                             (in thousands, except per share data)
                                                                                          (Unaudited)
INTEREST INCOME:
Interest and fees on loans....................................................  $    4,442           $    4,216
Interest and dividends on investment securities:
 Taxable interest income .....................................................       1,281                1,204
 Dividends ...................................................................         120                  200
Interest on federal funds sold ...............................................         108                   78
                                                                                ----------           ----------
                  Total Interest Income ......................................       5,951                5,698
                                                                                ----------           ----------

INTEREST EXPENSE:
Interest on deposits .........................................................       2,701                2,660
Interest on other borrowed funds .............................................          15                   41
Interest on long-term debt ...................................................          16                   23
                                                                                ----------           ----------
                  Total Interest Expense .....................................       2,732                2,724
                                                                                ----------           ----------
NET INTEREST INCOME ..........................................................       3,219                2,974

PROVISION (CREDIT) FOR LOAN LOSSES ...........................................         603                 (667)
                                                                                ----------           ----------

NET INTEREST INCOME AFTER PROVISION (CREDIT)
 FOR LOAN LOSSES .............................................................       2,616                3,641
                                                                                ----------           ----------

OTHER INCOME:
Service charges, fees and other income .......................................         367                  369
Gain on sale of foreclosed assets, net .......................................          75                   46
Gain on sale of real estate investment .......................................         183                   53
Realized gains on investment securities, net .................................          17                    0
Trading securities gains, net.................................................       2,990                  842
Litigation Settlement ........................................................           0                1,539
                                                                                ----------           ----------
                  Total Other Income .........................................       3,632                2,849
                                                                                ----------           ----------

OTHER EXPENSES:
Salaries and employee benefits................................................       1,142                  954
Net occupancy expense.........................................................         321                  398
Equipment expense.............................................................         158                  158
FDIC insurance ...............................................................          96                  116
Foreclosed asset expenses ....................................................         482                  510
Other ........................................................................       1,364                1,616
                                                                                ----------           ----------
                  Total Other Expenses .......................................       3,563                3,752
                                                                                ----------           ----------

INCOME BEFORE PROVISION FOR INCOME TAXES......................................       2,685                2,738

PROVISION FOR INCOME TAXES....................................................           0                    0
                                                                                ----------           ----------
NET INCOME....................................................................      $2,685               $2,738
                                                                                ==========           ==========
PRIMARY EARNINGS PER SHARE....................................................      $ 0.81               $ 0.85
                                                                                ==========           ==========
FULLY DILUTED EARNINGS PER SHARE..............................................  $     0.68           $     0.71
                                                                                ==========           ==========

WEIGHTED AVERAGE COMMON SHARES AND
 COMMON SHARE EQUIVALENTS OUTSTANDING:
   Primary....................................................................   2,900,363            2,848,902
   Fully Diluted..............................................................   3,466,893            3,414,502

The accompanying notes are an integral part of the consolidated financial statements.

FIRST LEHIGH CORPORATION
CONSOLIDATED STATEMENT OF INCOME

                                                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                                                --------------------------------
                                                                                   1997                  1996
                                                                                ----------            ----------
                                                                              (in thousands, except per share data)
                                                                                          (Unaudited)
INTEREST INCOME:
Interest and fees on loans....................................................  $    1,482            $    1,468
Interest and dividends on investment securities:
 Taxable interest income .....................................................         406                   434
 Dividends ...................................................................          35                    59
Interest on federal funds sold ...............................................          62                    20
                                                                                ----------            ----------
                  Total Interest Income ......................................       1,985                 1,981
                                                                                ----------            ----------

INTEREST EXPENSE:
Interest on deposits .........................................................         934                   897
Interest on other borrowed funds .............................................           0                    24
Interest on long-term debt ...................................................           5                     7
                                                                                ----------            ----------
                  Total Interest Expense .....................................         939                   928
                                                                                ----------            ----------
NET INTEREST INCOME ..........................................................       1,046                 1,053

PROVISION FOR LOAN LOSSES ....................................................         513                     0
                                                                                ----------            ----------

NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES .............................................................         533                 1,053
                                                                                ----------            ----------

OTHER INCOME:
Service charges, fees and other income .......................................         123                   121
Gain on sale of foreclosed assets, net .......................................          49                    28
 Trading securities gains, net ...............................................       1,478                   576
                                                                                ----------            ----------
                  Total Other Income .........................................       1,650                   725
                                                                                ----------            ----------

OTHER EXPENSES:
Salaries and employee benefits................................................         423                   320
Net occupancy expense.........................................................         108                   131
Equipment expense ............................................................          51                    55
FDIC insurance ...............................................................          10                    38
Foreclosed asset expenses ....................................................         320                   140
Other ........................................................................         542                   632
                                                                                ----------            ----------
                  Total Other Expenses .......................................       1,454                 1,316
                                                                                ----------            ----------

INCOME BEFORE PROVISION FOR INCOME TAXES......................................         729                  462

PROVISION FOR INCOME TAXES....................................................           0                    0
                                                                                ----------           ----------
NET INCOME....................................................................  $      729           $      462
                                                                                ==========           ==========

PRIMARY EARNINGS PER SHARE....................................................  $     0.21           $     0.12
                                                                                ==========           ==========

FULLY DILUTED EARNINGS PER SHARE..............................................  $     0.18           $     0.10
                                                                                ==========           ==========

WEIGHTED AVERAGE COMMON SHARES AND
 COMMON SHARE EQUIVALENTS OUTSTANDING:
   Primary....................................................................   2,900,363            2,848,902
   Fully Diluted..............................................................   3,466,893            3,414,502

The accompanying notes are an integral part of the consolidated financial statements.

FIRST LEHIGH CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                       -------------------------------
                                                                        1997                     1996
                                                                       ------                   ------
                                                                                (in thousands)
                                                                                 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income ................................................      $2,685                   $2,738
      Adjustments to reconcile net income to net cash
        provided by operating activities:
      Provision (credit) for loan losses ........................         603                     (667)
      Provision for foreclosed asset losses .....................         222                      160
      Depreciation ..............................................         131                      122
      Amortization and accretion ................................          11                       69
      Realized gain on investment securities, net ...............         (17)                       0
      Net increase in trading securities ........................        (378)                    (950)
      Gain on sale of foreclosed assets held for sale ...........         (75)                     (46)
      Gain on sale of real estate and other investments .........        (183)                    (397)
      Gain on sale/disposal of equipment ........................           0                       (7)
      Change in:
         Other assets ...........................................        (364)                    (162)
         Other liabilities ......................................        (165)                     (29)
                                                                       ------                   ------
     NET CASH PROVIDED BY
          OPERATING ACTIVITIES ..................................       2,470                      831
                                                                       ------                   ------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Securities available-for-sale:
        Proceeds from maturities ................................       1,710                    2,224
        Proceeds from sales .....................................           0                      773
        Purchase of securities ..................................           0                   (3,999)
      Net increase in loans and leases ..........................      (3,476)                  (7,318)
      Proceeds from sales of premises and equipment .............          27                        7
      Capital expenditures for premises and equipment ...........        (369)                     (38)
      Proceeds from sales of foreclosed assets ..................       2,120                    1,105
      Capitalized expenditures for foreclosed assets ............         (81)                     (36)
      Proceeds from sales of real estate and other investments...         174                      614
      Proceeds from sales of other assets .......................         192                       37
                                                                       ------                   ------
     NET CASH PROVIDED BY (USED IN)
         INVESTING ACTIVITIES ...................................         297                   (6,631)
                                                                       ------                   ------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase in deposits ..................................       2,365                    2,908
      Net increase (decrease) in other borrowed funds ...........      (1,200)                   2,400
      Payment on long-term debt .................................         (82)                     (82)
      Dividend payments .........................................        (516)                       0
                                                                       ------                   ------
     NET CASH PROVIDED BY
       FINANCING ACTIVITIES .....................................         567                    5,226
                                                                       ------                   ------

NET INCREASE (DECREASE)
    IN CASH AND CASH EQUIVALENTS.................................       3,334                     (574)
CASH AND CASH EQUIVALENTS, BEGINNING.............................       4,620                    5,043
                                                                       ------                   ------
CASH AND CASH EQUIVALENTS, ENDING................................      $7,954                   $4,469
                                                                       ======                   ======
SUPPLEMENTARY DISCLOSURE:
      Cash paid for interest.....................................      $2,729                   $2,726
      Cash paid for income taxes.................................      $   47                   $    0

SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:

     On September 25, 1997, the Company's Board of Directors declared a dividend on the outstanding shares of its Senior and Series A Preferred stock for the stockholders of record at September 25, 1997. The Senior Preferred third quarter 1997 dividend of $56,273 and Series A Preferred third quarter 1997 dividend of $55,498, as well as two quarters of Series A accumulated dividends of $110,995, have been included in other liabilities.

The accompanying notes are an integral part of the consolidated financial statements.

FIRST LEHIGH CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                          THREE MONTHS ENDED SEPTEMBER 30,
                                                                          --------------------------------
                                                                           1997                      1996
                                                                          ------                    ------
                                                                                    (in thousands)
                                                                                     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income ................................................         $  729                    $  462
      Adjustments to reconcile net income to net cash
        provided by operating activities:
      Provision for loan losses .................................            513                         0
      Provision for foreclosed asset losses .....................            222                         0
      Depreciation ..............................................             51                        41
      Amortization and accretion ................................              4                        19
      Net decrease in trading securities ........................             46                       212
      Gain on sale of foreclosed assets held for sale ...........            (56)                      (28)
      Loss on sale of real estate and other investments .........              0                         3
      Change in:
        Other assets ............................................            180                      (177)
        Other liabilities .......................................             14                      (167)
                                                                          ------                    ------
     NET CASH PROVIDED BY
          OPERATING ACTIVITIES ..................................          1,703                       365
                                                                          ------                    ------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Securities available-for-sale:
       Proceeds from maturities .................................             84                        69
      Net increase in loans and leases ..........................           (194)                   (1,117)
      Capital expenditures for premises and equipment ...........             (1)                       (2)
      Proceeds from sales of foreclosed assets ..................            965                       765
      Capitalized expenditures for foreclosed assets ............             (2)                      (36)
      Proceeds from sales of real estate and other investments...              0                        97
      Proceeds from sales of other assets .......................            109                        14
                                                                          ------                    ------
     NET CASH PROVIDED BY (USED IN)
          INVESTING ACTIVITIES ..................................            961                      (210)
                                                                          ------                    ------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase (decrease) in deposits .......................            345                      (810)
      Net increase (decrease) in other borrowed funds ...........            (50)                      550
      Payment on long-term debt .................................            (28)                      (28)
      Dividend Payments .........................................           (222)                        0
                                                                          ------                    ------
     NET CASH PROVIDED BY (USED IN)
       FINANCING ACTIVITIES .....................................             45                      (288)
                                                                          ------                    ------

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS.........................................          2,709                      (133)
CASH AND CASH EQUIVALENTS, BEGINNING.............................          5,245                     4,602
                                                                          ------                    ------
CASH AND CASH EQUIVALENTS, ENDING................................         $7,954                    $4,469
                                                                          ======                    ======
SUPPLEMENTARY DISCLOSURE:
      Cash paid for interest.....................................         $  936                    $  932


SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:

     On September 25, 1997, the Company's Board of Directors declared a dividend on the outstanding shares of its Senior and Series A Preferred stock for the stockholders of record at September 25, 1997. The Senior Preferred third quarter 1997 dividend of $56,273 and Series A Preferred third quarter 1997 dividend of $55,498, as well as two quarters of Series A accumulated dividends of $110,995, have been included in other liabilities.

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


     INCOME TAXES

     At September 30, 1997 the Company has available approximately $3.350 million of net operating losses based on its filed tax returns through December 31, 1996, which begin to expire 2007 if not utilized. No tax benefit related to the unused net operating loss carry forward has been recognized in these financial statements except for the reduction of the provision for income taxes due to the availability of the net operating losses.


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


     STATEMENT OF CASH FLOWS

     The Company transferred approximately $1.361 million from loans to foreclosed assets held for sale during the nine months ended September 30, 1997.

     LONG TERM DEBT

     The Company has a term note due June 1999 with an outstanding balance of $190,284 at September 30, 1997. Principal payments of $9,100 plus interest, at the lenders commercial rate plus 0.6%, are due monthly. The note is secured by less than 10% of the shares of the Bank which are owned by the Company.


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

     The Pennsylvania Order

     Capital Requirements and Dividend Restrictions

     Under the terms of the Pennsylvania Order, the Bank is required to maintain, at all times, a minimum Tier I capital equal to or greater than 6.5% of the Bank's adjusted total assets, plus a fully-funded loan loss reserve. The Bank must provide the Pennsylvania Department of Banking with a quarterly report detailing the maintenance of a 6.5% Tier I capital ratio and a "fully-funded loan loss reserve". As of September 30, 1997, the Bank's Tier I capital ratio was 12.05%. The Bank is required to maintain a formal program to review the adequacy of the Bank's allowance for loan and lease losses. The Bank may not declare or pay any cash dividend without the prior written approval of the Department and the Regional Director of the FDIC.

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

     Performance Objectives

     The following performance objectives were also stated in the Pennsylvania
Order: (i) the Bank must reduce the level of nonaccrual loans to total gross loans noted in the Report of Examination as of June 30, 1995, to no more than 7% by August 26, 1996, and further reduce such ratio to no more than 4% by November 24, 1996 and 2% by February 22, 1997; and (ii) the Bank must reduce the level of classified assets as of June 30, 1995, to no more than 100% of Tier I capital and reserve for loan and lease losses by August 26, 1996, and further reduce such ratio to 75% by November 24, 1996 and 50% by February 22, 1997. As of September 30, 1997, the Bank's level of nonaccrual loans to gross loans was 0.105%, and the Bank's level of classified assets to Tier I capital and reserve for loan and lease losses was 23.68%.

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

     Status of Compliance with the Pennsylvania Order

     The Company believes that it and the Bank are currently in compliance with the Pennsylvania Order. The Pennsylvania Order required the Bank to reduce the level of nonaccrual loans to total gross loans noted in the report of examination as of June 30, 1995, to no more than 2% by February 22, 1997. As of September 30, 1997, this ratio was 0.105%. Additionally, the Order requires the Bank to reduce the level of classified assets as of June 30, 1995, to no more than 50% of Tier I capital and the reserve for loan and lease losses by February 22, 1997, with further reductions thereafter. As of September 30, 1997, this ratio was 23.68%. The Pennsylvania Order also contains a provision requiring the Bank to maintain, at all times, a minimum Tier I capital equal to or greater than 6.5% of the Bank's adjusted total assets, plus a fully-funded loan loss reserve. As of September 30, 1997 this ratio was 12.05% and the Bank's loan loss reserve was fully funded.

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

     Status of Compliance with the Memorandum of Understanding

     The Bank is currently in compliance with the requirements of the Memorandum of Understanding. As of September 30, 1997 the Bank's Tier I capital ratio was 12.05%, which is greater than the 6.0% ratio required by the Memorandum of Understanding. The Bank has made necessary charge-offs and revised and adopted its credit and investment policies. The earnings improvement plan required has been prepared and submitted.

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

     Status of Compliance with the Federal Reserve Agreement

     According to information received from the Federal Reserve Bank, the Company believes that it is currently in substantial compliance with the Federal Reserve Agreement. The Company received permission from the Federal Reserve Bank to issue the shares of Senior Preferred Stock in lieu of accumulated dividends on its outstanding shares of Senior Preferred Stock for the periods ending December 31, 1994 and December 31, 1995. Also, the Company received permission from the Federal Reserve Bank to pay cash dividends to its Senior Preferred stockholders for the first, second and third quarters of 1997 and all dividends in arrears amounting to $237,542. In addition, the Company received permission from the Federal Reserve Bank to pay cash dividends to its Series A stockholders for the second and third quarters of 1997 as well as four quarters of dividends previously in arrears in the amount of $221,990.

                            FIRST LEHIGH CORPORATION
                                   FORM 10-QSB


Part I  - Financial Information (Cont'd)

Item 2. - Management's Discussion and Analysis or Plan of Operations:

     The consolidated financial review of the Company is intended to compare the performance of the Company for the periods ended September 30, 1997 and 1996. The review of the information presented should be read in conjunction with the consolidated financial statements and the accompanying notes.

     OVERVIEW

     The Company's total assets were $113.56 million at September 30, 1997, an increase of $3.28 million from December 30, 1996. The increase in net assets was primarily the result of an increase in cash funded in part by an increase in the Bank's deposit base.

     The Company reported net income of $2.685 million, or $0.81 per share for the nine months ended September 30, 1997 as compared to $2.738 million, or $0.85 per share for the same period in 1996. The majority of the net income was attributable to trading security gains in 1997, while the litigation Settlement was the primary source in 1996.

     During 1997, the Bank continued its program to dispose of foreclosed assets and reduce its nonperforming and/or classified assets, which resulted in a net decrease of $2.40 million. The proceeds from these activities were invested in performing assets contributing to an increase in the Bank's net interest income.

     In January 1996, the Bank instituted a new consumer loan program, pursuant to which it signed agreements with several auto dealers to originate their dealer paper. The Bank incurred unanticipated losses during the third quarter of 1997, when the Bank charged off $244,000 of consumer loans and provided an additional provision of $513,000 for loan losses, of which the provision for the auto loan segment was $232,000. Furthermore, the Bank's management concluded after reviewing the detail analysis of the indirect paper portfolio that its net yield before these losses was comparable to other consumer loan portfolios with lesser degree of risk. Therefore, effective August 1997, the Bank discontinued this auto dealer program. The Bank has added two additional employees within its credit and collection department to continually monitor and work this segment of this loan portfolio to provide against future losses.

     On October 30, 1997, the Bank will finalize the sale of the deposits of the Quakertown branch to The Quakertown National Bank, the sole subsidiary of QNB Corporation. The Company had filed a report on Form 8-K on July 3, 1997 to report under Item 5 that the Bank had entered into this Branch Purchase Agreement with The Quakertown National Bank.

     COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997 TO
     NINE MONTHS ENDED SEPTEMBER 30, 1996


     NET INCOME

     Net income for the first nine months of 1997 was $2.685 million compared to $2.738 million for the same period in 1996, a decline of $53,000, or 1.94%. Net interest income increased $245,000, primarily attributable to higher interest income and fees earned on loans while interest costs remain static between periods. The provision for loan losses amounted to $603,000 for the first three quarters of 1997 as compared to $667,000 credit recorded for the same period in 1996, primarily the result of a large recovery recorded during the second quarter of 1996. Other income increased $783,000 during the nine months ended September 30, 1997 as compared to the same period in 1996 due to two significant items. During May 1996, the Company recorded $1,539,000 as other income resulting from a litigation settlement (the "Settlement") with respect to a large impaired loan. This nonrecurring Settlement amount was mitigated in the first three quarters of 1997 by an increase in the gains recognized on the trading securities of $2,148,000 as compared to the same period in 1996. Other expenses declined $189,000 during the first nine months of 1997 as compared to the same period in 1996, mostly as the result of decreased legal expenses pertaining to FDIC litigation involving the Company's Chairman and CEO and the Bank's former president.

     The profit performance for financial institutions is measured by the Return on Average Assets ("ROA") and the Return on Average Equity ("ROE"). On an annualized basis the Company's ROA was 3.20% in 1997 as compared to 3.41% in 1996. The ROE was 27.25% for the first three quarters of 1997 compared to 33.20% in 1996.


     NET INTEREST INCOME

     Net interest income is the difference between interest income and fees on earning assets and interest expense on deposits and borrowed funds. The principal components of earning assets are loans and investment securities. The primary sources used to fund these assets were deposits, borrowed funds, and capital.

     During the first nine months of 1997, interest and fee income on loans increased $226,000, or 5.36%, over the same period in 1996, mostly due to increased average loan balance of $5.86 million, or 10.0%. The average loan balance has continually grown since the Bank instituted a consumer loan program initiative which was directed to the local auto dealers and their credit-worthy customers during the period of January 1996 to July 1997. The Bank has continually monitored the performance of the auto segment of its consumer loan program and believes that the additional direct and indirect costs associated with this segment has produced a marginal return. Therefore, effective August 1997, the Bank has discontinued its indirect auto loan program. The yield on loans decreased 40 basis points to 9.20% during the nine months ended September 30, 1997 as compared to the same period in 1996. The decrease in the interest yield is attributable to management's evaluation of certain loans and the related accrued interest which it determined that collection is uncertain and, therefore, reversed $112,000 of interest income in 1997. In 1996, the opposite occurred in which

$85,000 of previously discontinued accrued interest was collected ($58,000 directly attributable to the Settlement) producing a higher yield on the average loan balance.

     Interest expense on deposits was static at approximately $2.7 million for the first nine months of 1997 and 1996. The average balance of time deposits increased $2.35 million in 1997 over the same period in 1996. The majority of the increase is attributable to two certificates of deposit promotions aimed at attracting new deposits. The first promotion occurred in October 1996, while the second occurred in the second and third quarters of 1997 and coincided with the opening of its new Pond Road Branch office. The increase in the average deposits was mitigated by a decrease in interest paid on savings deposits and time deposits of 10 and 5 basis points, respectively, during 1997 as compared to 1996. The decrease in the time deposits interest rates was mostly attributable to 1995 two-year certificates repricing at lower rates in 1997.

     For the first nine months of 1997, the average yield on interest-earning assets decreased 15 basis points, while the cost of interest-bearing liabilities declined 5 basis points, resulting in a net decrease in the interest rate spread of 10 basis points. The net yield on interest-earning assets increased 7 basis points during the first nine months of 1997 mostly due to an increase in net interest income of $245,000 as discussed above.

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

                                                            For the Nine Months ended September 30,
                                                                       (in thousands)
                                          ------------------------------------------------------------------------------
                                                         1997                                      1996
                                          ------------------------------------     -------------------------------------
                                          Average                    Average       Average                     Average
                                          Balance      Interest     Yield/Rate     Balance        Interest    Yield/Rate
                                          -------      --------     ----------     -------        --------    ----------
INTEREST-EARNING ASSETS:
Loans (1)                                 $64,409       $4,442         9.20%       $58,550         $4,216        9.60%
Investment securities                      30,504        1,401         6.12%        31,124          1,404        6.01%
Overnight funds                             2,598          108         5.54%         1,955             78        5.33%
                                          -------       ------       ------        -------         ------      ------
Total interest-earning assets             $97,511       $5,951         8.14%       $91,629         $5,698        8.29%
                                          =======       ------       ------        =======         ------      ------
INTEREST-BEARING
  LIABILITIES:
Saving deposits                           $36,062       $  724         2.68%       $36,276         $  754        2.78%
Time deposits                              50,384        1,977         5.25%        48,037          1,906        5.30%
Other borrowed funds                          338           15         5.85%           926             41        5.82%
Long-term debt                                231           16         9.13%           340             23        8.89%
                                          -------       ------       ------        -------         ------      ------
Total interest-bearing liabilities        $87,015       $2,732         4.20%       $85,579         $2,724        4.25%
                                          =======       ------       ------        =======         ------      ------
NET INTEREST INCOME                                     $3,219                                     $2,974
                                                        ======                                     ======
INTEREST RATE SPREAD                                                   3.94%                                     4.04%
                                                                     ======                                    ======
NET INTEREST MARGIN
ON INTEREST-EARNING
ASSETS (2)                                                             4.40%                                     4.33%
                                                                     ======                                    ======
RATIO OF AVERAGE INTEREST-
EARNING ASSETS TO
AVERAGE INTEREST-BEARING
LIABILITIES                                                          112.06%                                   107.07%
                                                                     ======                                    ======

----------
(1) For the purpose of these computations, nonaccrual loans are not included in the daily average loan amounts outstanding.

(2)  Net interest income divided by average interest-earning assets.

                                                            For the Nine Months ended September 30,
                                                                       (in thousands)
                                          ------------------------------------------------------------------------------
                                                         1996                                      1995
                                          ------------------------------------     -------------------------------------
                                          Average                    Average       Average                     Average
                                          Balance      Interest     Yield/Rate     Balance        Interest    Yield/Rate
                                          -------      --------     ----------     -------        --------    ----------
INTEREST-EARNING ASSETS:
Loans (1)                                 $58,550       $4,216        9.60%        $52,922         $3,825         9.64%
Investment securities                      31,124        1,404        6.01%         30,235          1,301         5.74%
Overnight funds                             1,955           78        5.33%          2,355            104         5.89%
                                          -------       ------      ------         -------         ------       ------
Total interest-earning assets             $91,629       $5,698        8.29%        $85,512         $5,230         8.16%
                                          =======       ------      ------         =======         ------       ------
INTEREST-BEARING
  LIABILITIES:
Saving deposits                           $36,276       $  754        2.78%        $36,002         $  820         3.05%
Time deposits                              48,037        1,906        5.30%         46,376          1,754         5.06%
Other borrowed funds                          926           41        5.82%            840             42         6.59%
Long-term debt                                340           23        8.89%            450             32         9.38%
                                          -------       ------      ------         -------         ------       ------
Total interest-bearing liabilities        $85,579       $2,724        4.25%        $83,668         $2,648         4.23%
                                          =======       ------      ------         =======         ------       ------
NET INTEREST INCOME                                     $2,974                                     $2,582
                                                        ======                                     ======
INTEREST RATE SPREAD                                                  4.04%                                       3.93%
                                                                    ======                                      ======
NET INTEREST MARGIN
ON INTEREST-EARNING
ASSETS (2)                                                            4.33%                                       4.03%
                                                                    ======                                      ======
RATIO OF AVERAGE INTEREST-
EARNING ASSETS TO
AVERAGE INTEREST-BEARING
LIABILITIES                                                         107.07%                                     102.20%
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


                                         For the Nine Months Ended           For the Nine Months Ended
                                           September 30, 1997 vs.              September 30, 1996 vs.
                                          1996 Increase (Decrease)            1995 Increase (Decrease)
                                                    Due to                              Due to
                                        -----------------------------       -----------------------------
                                        Volume       Rate       Total       Volume      Rate        Total
                                        ------       ----       -----       ------      ----        -----
                                                                 (in thousands)
INTEREST-EARNING ASSETS:
Loans                                   $ 423       $(197)      $ 226       $ 415       $ (24)      $ 391
Investment securities                     (14)         11          (3)         37          66         103
Overnight funds                            27           3          30         (16)        (10)        (26)
                                        -----       -----       -----       -----       -----       -----
Total interest-earning assets           $ 436       $(183)      $ 253       $ 436       $  32       $ 468
                                        -----       -----       -----       -----       -----       -----
INTEREST-BEARING LIABILITIES:
Savings deposits                        $  (6)      $ (24)      $ (30)      $  16       $ (82)        (66)
Time deposits                              96         (25)         71          31         121         152
Other borrowed funds                      (26)          0         (26)          6          (7)         (1)
Long-term debt                             (8)          1          (7)         (7)         (2)         (9)
                                        -----       -----       -----       -----       -----       -----
Total interest-bearing liabilities      $  56       $ (48)      $   8       $  46       $  30       $  76
                                        -----       -----       -----       -----       -----       -----
CHANGE IN NET INTEREST INCOME           $ 380       $(135)      $ 245       $ 390       $   2       $ 392
                                        =====       =====       =====       =====       =====       =====

     OTHER INCOME

     Total other income, excluding securities gains and the Settlement amount, increased $157,000 for the nine months ended September 30, 1997, as compared to the same period in 1996, primarily the result of $130,000 additional gains on the sale of certain real estate parcels previously acquired by the Company. The Company continues to experience an increase in its gains on investment securities. The strong stock market growth over the recent years has resulted in significant net gains in its trading securities. During the nine months ending September 30, 1997, the gains on investment securities increased $2.165 million as compared to the same period in 1996. The Company continually manages its investment portfolio with the intention of ensuring a maximum rate of return but at the same time managing risk associated with its entire investment portfolio. Throughout 1997, management has evaluated its investment position, particularly its equity securities, and has sold those securities which represented significant appreciation. Of the $2.990 million of trading securities gains during the first nine months of 1997, $2.169 million represented realized gains on equity securities. The Company's trading securities are carried at fair value and consist principally of common stock of bank holding companies. Management continues to closely monitor its investment portfolio to position the portfolio against future fluctuations in the stock market. A downturn in the overall market could result in future trading securities losses.

     During the first half of 1996, the Company recorded $1,539,000 from the Settlement of an impaired loan which had been in protracted litigation.


     OTHER EXPENSES

     Other expenses declined $189,000, or 5.04%, during the first three quarters of 1997 as compared to the same period in 1996. Salaries and employees benefits increased $188,000, or 19.71% in 1997 due to additional employees being hired for the new Pond Road branch and two employees added to the credit and collection department. Occupancy expenses decreased $77,000, or 19.35%, the result of a reduction in rent expense for the administrative offices of the Company and the Bank. Other expenses declined $252,000, or 15.59%, during the first nine months of 1997 as compared to the same period in 1996, mostly due to decreased legal and professional fees of $414,000. Through September 1996, the Company incurred $414,000 of legal and professional fees attributable to litigation brought by the FDIC against the Company's Chairman and CEO and the Bank's former president. As discussed in the legal proceedings section, the hearings in this matter are closed and the involved parties are awaiting the decision by the administrative law judge on December 23, 1997. Since the majority of casework was performed in 1996, the Company incurred minimal expenses attributable to this litigation in 1997. Also in 1997, amortization expense was reduced by $64,000 since certain assets previously acquired in an earlier branch purchase became fully amortized in 1996. The above decreases were mitigated by increases in 1997 in computer service fees of $51,000 due to outsourcing of certain keypunch processes and increased advertising fees of $69,000 incurred for an advertising campaign aimed at promoting the Bank within the local community.

     PROVISION FOR LOAN LOSSES

     The allowance for loan losses was $1.571 million at September 30, 1997, compared to $1.624 million at December 31, 1996. The allowance equaled 2.34% of loans at September 30, 1997, as compared to 2.46% at December 31, 1996. The decline in this percentage is attributable to recent growth in the loan portfolio.

     The adequacy of the allowance for loan losses is measured monthly by an adequacy test. The adequacy test includes an evaluation of all loans which have been classified (other loans especially mentioned, substandard, doubtful, loss) by internal loan review, regulatory examination, monitoring of delinquency and other pertinent factors. Allocations are determined by an in depth review of each individual credit based on its potential future loss. The value of tangible collateral and/or guarantees is determined as well as the borrower's ability and willingness to repay. This value, as measured against the loan balance, is used in determining the allowance allocation for collateral-dependent loans. Additionally, the Bank considers the suggested guidelines of its regulatory agencies when completing the analysis of the institution's allowance for loan losses. The guidelines suggest the utilization of minimum percentages of 15%, 50%, and 100% for use in determining general allowances for loans classified as substandard, doubtful and loss, respectively. These requirements are a measurement only and do not constitute a specific allowance placed against any specifically identified loan. Total loans outstanding, net of substandard, doubtful, and loss are given an estimated allowance requirement to absorb future losses. These loans are performing loans, well secured, or loans secured by cash, cash equivalents or marketable securities. Although it would appear that little or no allowance allocations would apply to these loans, allowances need to be made for the historical charge-offs and the human error element in the perfection of the Bank's interest and other issues unforeseen to management. Additionally, the Bank conducts an annual review of all credits in excess of $100,000 or more, which demonstrates any recent delinquency characteristics or other weaknesses, to assure the adequacy of the allowance and provision for loan losses.

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

     At September 30, 1997, the amount charged to operating expense for the provision for loan losses was $603,000 as compared to a credit provision for loan losses of $667,000 in 1996. The increase in the 1997 provision was based on management's evaluation of the loan portfolio as outlined above and also above average losses incurred within the auto segment of the installment loan portfolio. In August 1997, management discontinued the loan program to local auto dealers to reduce the Bank's exposure for additional losses. The credit provision in 1996 was mostly due to a significant recovery as part of the Settlement which occurred in the second quarter of 1996.

     The following table sets forth a reconciliation of the allowance for loan losses and illustrates the charge-offs and recoveries by major loan category for the period ended September 30, 1997 (in thousands):

       Beginning Balance, January 1, 1997..................       $1,624
                                                                  ------
       Charge-offs:
          Commercial, financial and agricultural...........           15
          Real estate - construction.......................           37
          Real estate - mortgage...........................          259
          Installment loans to individuals.................          453
          Lease financing..................................           --
                                                                  ------
       Total charge-offs...................................          764
                                                                  ------
       Recoveries:
          Commercial, financial and agricultural...........           18
          Real estate - construction.......................           --
          Real estate - mortgage...........................           24
          Installment loans to individuals.................           33
          Lease financing..................................           33
                                                                  ------
       Total recoveries....................................          108
                                                                  ------
       Net charge-offs.....................................          656
                                                                  ------
       Provision for loan losses...........................          603
                                                                  ------
       Ending Balance, September 30, 1997..................       $1,571
                                                                  ======

       Ratio of net charge-offs to
          average loans outstanding........................         0.99%


     FINANCIAL CONDITION

     At September 30, 1997, the Company's total assets were $113.6 million, representing an increase of $3.28 million from December 31, 1996, mostly attributable to an increase in deposits of $2.365 million. As of September 30, 1997, the Company's available cash balance was $3.33 million higher than the balance at December 31, 1996 because of anticipated funding requirements for assumptions of deposits of its Quakertown branch by The Quakertown National Bank.

     Loans

     Net loans increased $1.17 million, from $64.374 million at December 31, 1996 to $65.547 million at September 30, 1997.

     The majority of the increase in loans remains within the consumer loan portfolio in particular auto loans. As mentioned earlier, the Bank discontinued indirect dealer program in August 1997. The change in the composition of loans at September 30, 1997 as compared to December 31, 1996 is as follows: Real estate construction loans declined $58,000, or 1.18%; Residential real estate loans decreased $1.248 million, or 4.84%; Commercial real estate loans decreased $896,000, or 4.52%; Commercial loans increased $74,000, or 2.02%; and Consumer loans increased $3.248 million, or 27.60%.

         The following table sets forth the maturity and repricing schedule of the loan portfolio at September 30, 1997 (in thousands):

                                            After one       After
                                  Within    but within      five
                                 One year   five years      years        Total
                                 --------   ----------     -------      -------
Maturity Schedule:
   Commercial ................   $ 1,715      $ 1,133      $   765      $ 3,613
   Real estate-construction...     3,866          693          148        4,707
   Real estate-mortgage ......     8,232       22,341       10,939       41,512
   Consumer, net .............       925       12,791        1,209       14,925
   Nonaccrual loans ..........        --           --           --        2,361
                                 -------      -------      -------      -------
Total ........................   $14,738      $36,958      $13,061      $67,118
                                 =======      =======      =======      =======

Repricing Schedule(1):
   Fixed rate loans ..........   $14,700      $31,787      $ 3,638      $50,125
   Floating rate loans .......    13,657          670          305       14,632
   Nonaccrual loans ..........        --           --           --        2,361
                                 -------      -------      -------      -------
Total ........................   $28,357      $32,457      $ 3,943      $67,118
                                 =======      =======      =======      =======
----------
(1) Data for repricing schedule by loan categories is not available.


     Investment Securities

     The primary objectives of the Company's investment strategy are to provide and maintain a level of liquidity, to generate a favorable return on investments without incurring undue interest rate and credit risk and to promote the Company's lending activities.

     The largest sector of the investment portfolio remains securities of U.S. Government agencies and corporations which total $21.68 million (amortized costs) at September 30, 1997, or 75.02% of total investment securities. Included in the above are $2.865 million mortgage-backed products, mostly consisting of collateralized mortgage obligations ("CMO") and real estate mortgage investment conduits ("REMIC"). Twice a year, stress tests are conducted on these CMOs and REMICs, all of which were passed as of September 30, 1997.

     At the present time, the Company does not engage in the use of derivatives investment products as a means to hedge the risks in its investment, loan or deposit portfolios.

     Deposits and Other Borrowed Funds

     The Company continues to offer a variety of deposit accounts with a range of interest rates and term options. The deposits consist primarily of checking, savings, super now, money market and certificates of deposit. Fluctuation within its deposit base are influenced by competition, economic conditions and changes in current rates. Total deposits at September 30, 1997 increased

$2.365 million from $95.939 million at December 31, 1996 to $98.304 million. Noninterest-bearing deposits increased $467,000 and interest-bearing deposits increased $1.90 million. Savings, club and interest-bearing demand deposits increased $775,000, of which $546,000 consisted of increases in Christmas club accounts which will mature in October 1997. Time deposits increased $1.122 million, primarily as the result of a special promotion offered during June and July 1997 when the Bank opened its new Pond Road branch. As a percentage of total deposits, savings, club accounts and interest-bearing demand deposits represented 36.75% at September 30, 1997 as compared to 36.85% at December 31, 1996. There were no brokered deposits within the Company's deposit base at September 30, 1997.

     There were no borrowed funds at September 30, 1997 as compared to $1.20 million at December 31, 1996. At December 31, 1996, the Company utilized borrowings in the form of repurchase agreement to fund a portion of the Bank's asset growth, in particular its installment loan portfolio. As a result of $1.5 million securities which were called by their issuers during 1997, the Company was able to repay this short-term borrowing.

     The following table sets forth maturities of time deposits of $100,000 or more at September 30, 1997 and December 31, 1996.

                                                September 30,      December 31,
                                                    1997              1996
                                                -------------      ------------
                                                        (in thousands)
    Three months or less......................     $2,150            $2,800
    Over three months through
           twelve months......................      3,255             3,412
    Over one year through
           five years.........................      2,119             1,640
    Over five years...........................          0                 0
                                                   ------            ------
           TOTAL.................................. $7,524            $7,852
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

     The following table represents nonperforming assets of the Company at September 30, 1997 and December 31, 1996.

                                                   September 30,   December 31,
                                                       1997           1996
                                                   -------------   ------------
                                                          (in thousands)
Impaired loans ...................................    $2,361         $2,052
Other loans past due 90 days or more .............       277            609
                                                      ------         ------
    Total nonperforming loans ....................     2,638          2,661

Foreclosed assets held for sale ..................     4,025          4,850
                                                      ------         ------
    Total nonperforming assets ...................    $6,663         $7,511
                                                      ======         ======

Nonperforming loans as a percentage
    of loans (net of unearned interest) ..........      3.93%          4.03%

Nonperforming assets as a percentage of assets ...      5.87%          6.81%


     Loans past due 90 days or more decreased $332,000 from $609,000 at December 31, 1996 to $277,000 at September 30, 1997. This decrease primarily resulted from the reclassification of several of these loans to the impaired loan category. Due to increased delinquencies in the installment loan portfolio during the beginning of the third quarter 1997, management has allocated additional personnel for collection efforts and will continue to monitor collection department's needs and performance in the future. All delinquent loans are reviewed by management on a weekly basis with regard to legal proceedings and collection efforts. Of the delinquent loans, 84.12% are secured by real estate, 14.80% are loans to consumers and 1.08% are to commercial borrowers.

     Impaired loans increased $309,000, or 15.06%, at September 30, 1997 compared to December 31, 1996. During the first nine months of 1997, the overall increase has the result of various changes within the impaired loan portfolio. First, based on management's evaluation of the loan portfolio, $2.624 million of loans were internally classified and moved to the impaired category. Mitigating this increase was the transfer of $1.361 million of impaired loans to foreclosed assets, $559,000 of loans were restored to accrual status, $239,000 were charged off to the provision for loan losses and $156,000 of payments were received against outstanding balances. The majority of the impaired loans are beyond the point of restructure. These are loans that have been in litigation and/or foreclosure and can be resolved through liquidation. Management believes that the transfer from impaired loans to foreclosed assets continues to be an improving trend that will continue for the next several quarters as the litigation and/or foreclosure actions move toward completion. Management has continued to market and sell off its foreclosed asset portfolio. The proceeds from the sale of foreclosed assets for 1997 amounted to $2.120 million as compared to $1.105 million for the same period in 1996. Real estate loans represent $2.151 million of impaired loans and loans to consumer and commercial borrowers represent $90,000 and $120,000, respectively.

     The following table sets forth the total of commercial and investment properties at September 30, 1997, all of which are currently in litigation and/or foreclosure.

         Commercial/Investment Properties:
         Impaired and over 90 days............................  $1,412,924
         Foreclosed assets held for sale......................     968,358
                                                                ----------
         Total...............................................   $2,381,282
                                                                ==========

     The following table sets forth the total of residential properties to be foreclosed upon and liquidated at September 30, 1997, including properties currently owned that are listed for sale. All litigation and foreclosure proceedings in the nonaccrual and over 90-day category are being actively pursued.

         Residential:
         Impaired and over 90 days............................. $  417,326
         Foreclosed assets held for sale.......................    873,571
                                                                ----------
         Total................................................. $1,290,897
                                                                ==========

     The following table sets forth the total of land developments and building lots to be foreclosed upon and liquidated at September 30, 1997, including land developments and building lots currently owned and listed for sale. All litigation and foreclosure proceedings in the nonaccrual and over 90-day category are being actively pursued.

         Land Development/Building Lots:
         Impaired and over 90 days............................. $   26,333
         Foreclosed assets held for sale.......................  1,098,932
                                                                ----------
         Total................................................. $1,125,265
                                                                ==========

     The following table sets forth the total of loans in litigation that are not secured by real estate at September 30, 1997.

         Secured by Other Than Real Estate:
         Impaired and over 90 days............................. $  464,646
                                                                ==========

     The following table sets forth the total of assets that are listed as nonperforming, but which are under agreements that provide a yield at or in excess of current market rates at September 30, 1997.

         Performing/Nonperforming Assets:
         Impaired and over 90 days............................. $  317,123
                                                                ==========

     The following table sets forth the total of assets that are under agreement or are being paid off with the settlement dates to take place in the fourth quarter of 1997.

         Assets Under Agreement or Payoffs:
         Foreclosed assets held for sale....................... $1,084,297
                                                                ==========

     At September 30, 1997, there were no loans, other than those classified as nonperforming loans, where known information about borrowers' possible credit problems causes management to have serious doubts as to their ability to comply with the current loan repayment terms.

     For 1997, management has set a goal to dispose of $4.50 million of classified assets. The disposition plan as originally drafted in 1996 and as adjusted for 1997 was initiated to comply with the Administrative Order of the Department, the Written Agreement of the Federal Reserve Bank and several previous orders which have been replaced by the Memorandum of Understanding. As outlined earlier, management continues to market these classified assets in an effort to meet its goal for 1997. As of September 30, 1997, the gross reduction in classified assets was approximately $3.68 million; however, the net reduction was $2.40 million. Although the Bank is behind in its goal for the overall reduction of classified assets for 1997, it remains in compliance at September 30, 1997 with the regulatory requirements pertaining to classified assets as discussed in the "Regulatory Matters" in part I of this Form 10-QSB.


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

     At September 30, 1997, the Company maintained $7.954 million in cash and cash equivalents in the form of cash and due from banks (after reserve requirements). In addition, the Company had $20.415 million in securities available-for-sale representing 17.98% of total assets at September 30, 1997.

     The Company considers its primary source of liquidity to be its core deposit base and continues to promote the acquisition of deposits through its branch offices. At September 30, 1997, approximately 79.94% of the Company's assets were funded by core deposits acquired within its market area. An additional 12.46% of the assets were funded by the Company's equity. These two components provide a substantial and stable source of funds.

     The Company paid the following cash dividends to its Preferred stockholders during 1997. There were no dividends paid to its common stockholders in 1997.

 Class of Stock          Date Paid          Current     Arrears         Total
 --------------          ---------          -------     -------         -----
 Senior Preferred      May 12, 1997         $56,273     $237,542       $293,815
                       August 12, 1997       56,272           --         56,272
                   (1) November 1997         56,272           --         56,272

 Series A Preferred    August 12, 1997      $55,498     $110,995       $166,493
                   (1) November 1997         55,498      110,995        166,493

----------
(1) On September 25, 1997, the Company's Board of Directors declared the dividends outlined above to the stockholders of record as of September 25, 1997. It is expected these dividends will be paid in November 1997.

     For the Series A Preferred stockholders, after payments of the above dividends, $1,054,457 remains in arrears at September 30, 1997.

     The Bank is subject to certain restrictions under Pennsylvania law relating to the declaration and payment of dividends. Dividends may be declared and paid only out of accumulated net earnings (undivided profits). Where surplus is less than 50% of the amount of the Bank's capital (defined as par value multiplied by the number of shares outstanding), no dividend may be paid or declared without the prior approval of the Department until surplus is equal to 50% of the total amount of capital. Where surplus is equal to or greater than 50% but less than 100% of capital, until such time as surplus equals capital, the Bank must transfer at least 10% of its net earnings to surplus prior to the declaration of a dividend. The Department has the power to issue orders prohibiting the payment of dividends where such payment is deemed to be an unsafe or unsound banking practice. The Company's ability to pay dividends is also impacted by regulatory orders and agreements.

     For the nine months ended September 30, 1997, cash and cash equivalents increased $3.334 million as compared to a $574,000 decrease for the same period in 1996. The increase in cash and cash equivalents for the nine-month period ended September 30, 1997 was primarily generated by operations. At September 30, 1997, the Company has elected to maintain a liquid cash position in anticipation of the funding requirements for assumptions of deposits of the Quakertown branch by The Quakertown National Bank on October 30, 1997. Changes in cash are measured by changes in three major classifications of cash flow known as operating, investing and financing activities.

     Cash flows from operating activities increased $1.639 million for the nine month ended September 30, 1997, principally as the result of net income from operations adjusted for noncash items.

     Cash flows from investing activities increased $6.928 million for the nine months ended September 30, 1997 as compared to the same period in 1996. During May 1996, approximately $4 million of proceeds from the Settlement were utilized to purchase investment securities. For the first nine months of 1997, net cash expenditures for loans decreased $3.842 million as the Company discontinued its auto dealer loan program in August 1997 and as the Company received several large commercial repayments during the first quarter of 1997. Furthermore, proceeds from sale of foreclosed assets and real estate and other investments increased $575,000 for the nine months ended September 30, 1997 as compared to the same period in 1996, a further indication of management's intention to continue to liquidate the Company's nonperforming assets.

     Cash flows provided by financing activities decreased $4.659 million for the first nine months of 1997, mostly due to repayment of the repurchase agreement and a reduction in deposits as compared to the same period in 1996. In 1996, the Company utilized both an increase in deposits and a repurchase agreement to fund its loan growth. However, a major portion of the loan growth for the nine months ended September 30, 1997 was funded solely by an increase in deposits. Several large agency bonds included in the investment portfolio were prematurely called, management utilized these funds to repay the outstanding repurchase agreement.


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

     At September 30, 1997 the Company maintained a one-year cumulative GAP of negative $2.96 million, or 2.92% of total interest-earning assets which have been adjusted for the depreciation on securities available-for-sale. The effect of this GAP position provides a negative mismatch of assets and liabilities which exposes the Company to interest rate risk during a period of rising interest rates. A significant item contributing to the short-term negative gap is $17.164 million of interest-bearing demand and savings deposits which do not have contractual maturities and are not as rate sensitive as time deposits. However, the ability to reprice still exists, and, therefore, they have been included in the shortest repricing time frame.

     The following table sets forth the Company's interest sensitivity GAP position at September 30, 1997:

                                                                September 30, 1997
                                ------------------------------------------------------------------------------
                                                 6
                                               Months
                                6 Months        to 1          1 to 2        2 to 5       Over 5
                                or less         Year          Years         Years         Years        Total
                                --------       -------       --------       -------      -------      --------
                                                                (in thousands)
Interest-earning assets:
 Investment securities (1)      $ 13,021       $   547       $  1,246       $ 4,598      $17,203      $ 36,615
 Loans (2) .................      21,564         6,793         10,597        21,860        3,942        64,756
                                --------       -------       --------       -------      -------      --------
  TOTAL ....................    $ 34,585       $ 7,340       $ 11,843       $26,458      $21,145      $101,371
                                --------       -------       --------       -------      -------      --------
Interest-bearing
  liabilities:
 Demand-interest bearing ...    $ 15,014       $    --         $   --         $  --        $  --      $ 15,014
 Savings and clubs (3) .....       1,436           714          1,427         4,281       13,252        21,110
 Time ......................      19,524         8,011         17,602         6,488           --        51,625
 Long-term debt ............         190            --             --            --           --           190
                                --------       -------       --------       -------      -------      --------
  TOTAL ....................    $ 36,164       $ 8,725       $ 19,029       $10,769      $13,252      $ 87,939
                                --------       -------       --------       -------      -------      --------
GAP ........................    $( 1,579)      $(1,385)      $( 7,186)      $15,689      $ 7,893      $ 13,432
                                --------       -------       --------       -------      -------      --------
Cumulative GAP .............    $( 1,579)      $(2,964)      $(10,150)      $ 5,539      $13,432      $ 13,432
                                ========       =======       ========       =======      =======      ========

----------
(1) Includes average pay downs based on the stress test for collateralized mortgage obligation securities, equity securities categorized as trading securities and $5.427 million investment in overnight funds.

(2) Includes estimated scheduled maturities of the fixed rate loans ignoring any potential rollover at maturity. Excludes nonaccrual loans of $2.361 million.

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

      The following table sets forth the capital ratios of the Bank as of September 30, 1997 and 1996.

                                                               September 30,
                                            Regulatory       -----------------
                                           Requirements      1997         1996
                                           ------------      ----         ----

Leverage ratio:
 Tier I (core capital) ratio..............     4.0%*        12.05%       10.88%
Risk-based capital ratios:
 Tier I capital/risk-weighted.............     4.0%         16.99%       15.14%
 Tier I and Tier II capital/
   risk-weighted assets...................     8.0%         18.25%       16.40%

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

     The Bank estimates that its annual cost for FDIC insurance coverage will increase less than $15,000 based on September 30, 1997 deposit levels and based on available rate information. However, the FDIC may increase the projected rates at anytime.

     COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1997
     TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996


     ANALYSIS OF OPERATIONS

     Net income for three months ended September 30, 1997 was $729,000 as compared to $462,000 for the same period in 1996, an increase of $267,000, or 57.8%. This increase was primarily attributable to increase in trading securities gains of $902,000, offset in part by an increase in loan loss provision of $513,000.

     Net interest income before the provision for loan losses was approximately the same, $1.05 million, for both the quarter ended September 30, 1997 and 1996. During the three months ended September 30, 1997, the provision for loan losses increased $503,000 based on management's evaluation of the loan portfolio and delinquencies in the commercial and installment loan portfolios. In August 1997, management discontinued its auto dealer loan program which was the source of the increase in the delinquencies. Other income increased $925,000 during the third quarter 1997 as compared to the same period in 1996, primarily attributable to $902,000 of increased gains on its trading portfolio. Other expenses increased $138,000 for the three months ended September 30, 1997 as compared to the same period in 1996. Foreclosed asset expenses increased $180,000 primarily the result of an increased provision to write down these assets to reflect changes in the market place as well as allow management to aggressively market and dispose of these nonperforming assets. Salary expense increased $103,000 due to additional employees in the new Pond Road branch office and additional employees in the credit and collection department. Other expenses decreased $241,000 mostly due to decreased legal costs in 1997 associated with the ongoing litigation involving the Company Chairman and CEO and the Banks former president. The decrease is mostly due to completion of the hearing phase of the litigation as both parties are awaiting the judge's decision.

     Overall, there was an increase of $2.842 million in net cash for the third quarter of 1997 as compared to the third quarter of 1996, primarily attributable to operating income adjusted for noncash items. The Company has elected to maintain a liquid cash position at September 30, 1997 in anticipation of funding requirements for the assumptions of deposit of the Quakertown branch by The Quakertown National Bank. Net cash provided from investing activities increased $1.171 million as the result of decreased loan originations of $923,000 due to discontinuation of the auto dealer loan program. Net cash provided by financing activities increased $333,000 in 1997 as compared to 1996, primarily attributable to increased deposits of $1.155 million due to the opening of a new branch office mitigated by repayment of other borrowings funds of $600,000 and the payment of cash dividends of $222,000.

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

     The Notices initiated administrative proceedings in which the FDIC, as a result of transactions occurring prior to February 1992, is seeking to prohibit Mr. Leuthe from further participation in the conduct of the affairs of any bank insured by the FDIC or any other federally insured depository institution, without the prior approval of the FDIC and the appropriate federal financial institution regulatory agency. The allegations of the FDIC are substantially the same as those which formed the basis of the Stipulation of Settlement with and Administrative Order of the Pennsylvania Department of Banking, which the Company and the Bank entered into in March, 1993. The Notices also seek to impose civil monetary penalties of $500,000 against Mr. Leuthe. Neither the Company nor the Bank is a party to these proceedings. Mr. Leuthe has denied wrongdoing and is defending these actions.

     From a procedural standpoint, the hearings in this matter are closed. Counsel for the parties have submitted memoranda of law and proposed findings of fact/conclusions of law. The administrative law judge was initially expected to issue a recommended decision by on or before September 8, 1997; however, that date was recently pushed back to December 23, 1997. Either party which disputes that recommended decision when it is eventually issued has 30 days thereafter to file Exceptions. Those Exceptions are then heard by the full FDIC Board of Directors, who will likely not render a decision for at least 60 to 90 days following the filing of any such Exceptions. Either party which disputes the eventual decision of the FDIC Board has thirty (30) days to appeal to the Third Circuit Court of Appeals.

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


                                            FIRST LEHIGH CORPORATION

Date: November 7, 1997                      By: /s/ James L. Leuthe
                                                --------------------------------
                                                James L. Leuthe, Chairman
                                                of the Board and Chief
                                                Executive Officer



Date: November 7, 1997                      By: /s/ Kashmira K. Lodaya
                                                --------------------------------
                                                Kashmira K. Lodaya, Treasurer
                                                (principal financial and
                                                accounting officer)

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

   11.1      Statement re: Computation of Per Share Earnings.            43-46

   27        Financial Data Schedule.                                    47-48