Form 10KSB
period 1997-12-31
FIRST LEHIGH CORP
filed 1998-03-30
CIK 707357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission file number 33-71712
                       --------

                            FIRST LEHIGH CORPORATION
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)

           Pennsylvania                                           23-2218479
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

1620 Pond Road, Allentown, Pennsylvania                            18104
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip code)

Issuer's telephone number: (610) 398-6660
                           --------------

Securities registered under Section 12(b) of the Act:  None.
Securities registered under Section 12(g) of the Act:  None.

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

    Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [N/A]

    Issuer's revenues for its most recent fiscal year:  $7,806,000.
                                                        ----------

    The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant as of March 20, 1997 is $5,477,700 based upon a per share average bid and actual prices of $7.50 on such date.

    State the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date: 2,050,000 shares of Common Stock, par value $.01 per share, as of March 20, 1998.

Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format (check one):  Yes |_|  No |X|

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

         As of December 31, 1997, the Company had total assets of $108.7 million and total deposits of $92.1 million.

         In recent years, the financial condition, results of operations and business of the Company and the Bank have been adversely affected by the adverse markets for real estate and economic conditions in its market areas during the early 1990's. The Company and the Bank have also consented to certain regulatory agreements that have established certain requirements, including an increased regulatory capital requirement for the Bank, generally intended to enhance the financial condition and operations of the Company and the Bank.

         The Bank experienced financial difficulties in the early 1990's that resulted from problems in loan administration and controls and inadequacies in the Bank's internal loan review functions. In order to take steps to correct such problems, the Bank has initiated numerous actions.

         The Bank has improved its loan files by updating old loan files with current cash flow analyses and by obtaining new appraisals on older credits. Management of the Bank reviews all loans having a principal balance in excess of $100,000 on an annual basis to determine whether the allowance for loan losses is adequate. The Bank has also allocated additional staff to conduct such loan reviews. The Bank strengthened underwriting policies by reducing collateral emphasis by setting new minimums for cash flow coverage of debt service and by increasing loan to value ratios. The Bank has significantly reduced the Bank's exposure to certain types of lending, primarily loans to builder/developers, by curtailing lending to new customers in the real estate development business and by reducing exposure to existing customers in the real estate business.

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

         The Bank maintains its principal executive offices in Allentown, Lehigh County, Pennsylvania, with five banking offices located in Pennsylvania. The Bank's five branches are located in Walnutport and Cherryville, Northampton County, Allentown and Bethlehem, Lehigh County. In January 1997, the Bank received permission from the Department to open a branch in Allentown, Lehigh County. In October 1997, the Bank sold $6.82 million of deposits of the Bank's Quakertown Branch to Quakertown National Bank and closed its Quakertown Branch.

         Lending Activity of the Bank

         The Bank offers consumer and commercial loans to customers and prospective customers. Commercial loans are for working capital lines of credit, term loans to purchase equipment, fixtures or furniture, commercial mortgages to finance investment properties, and commercial mortgages to acquire business-owner occupied properties. The Bank writes loans at variable interest rates or at fixed interest rates with balloon maturities. Commercial lines of credit are usually reviewed on an annual basis while term loans and mortgages usually mature within a five-to-seven-year period. The Bank makes commercial loans to a wide variety of service, retail, distribution and manufacturing companies. In the past the Bank has had a concentration of loans to real estate developers/speculators; however, the Bank continues to significantly reduce this concentration.

         In general, the Bank requires collateral on all commercial loans in the form of real estate, either residential or commercial, cash, marketable securities, accounts receivable, inventory, equipment or other fixed assets. The Bank generally does not make loans based primarily on the accounts receivable or inventory of a business. In general, the Bank maintains a loan-to-value ratio of not greater than 75% (except higher amounts would be available for the most credit worthy customers) on real estate taken as collateral. The Bank will accept a second or third lien position on real estate assuming that the overall loan-to-value ratio is not greater than 75% and that prior liens are not excessive in relation to the Bank's loan.

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

         Non-Banking Subsidiaries

         The Company has a 90% ownership interest in a corporation which is a general partner of a limited partnership. This partnership owns real estate that is leased to the Bank. Also, the Company has six other indirect subsidiaries that are wholly owned by the Bank. These subsidiaries primarily own real estate that is leased to the Bank.

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

         The Federal Reserve Board requires all depository institutions, such as the Bank, to maintain reserves against their net transaction accounts (primarily NOW, Super NOW and checking accounts) and non-personal time deposits. As of January 1997, reserves of 3% must be maintained against net transaction accounts of $44.9 million or less, except that no reserves are required against the first $4.4 million of net transaction accounts, and reserves of 10% must be maintained against net transaction accounts in excess of $44.9 million. No reserves are currently required against non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy applicable liquidity requirements. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, however, the effect of the reserve requirements is to reduce an institution's interest-earning assets.

         The monetary policies and regulations of the United States Government and its agencies have had a significant effect on the operations of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon the future business, earnings and growth of the Bank cannot be predicted.

         Interstate Banking Legislation. The Interstate Banking Act allows federal regulators to approve mergers between adequately capitalized banks from different states regardless of whether the transaction is prohibited under any state law, unless one of the banks' home states has enacted a law expressly prohibiting out-of-state mergers before June 1997. This act also allows a state to permit out-of-state banks to establish and operate new branches in this state. The Commonwealth of Pennsylvania has "opted in" to this interstate merger provision. Therefore, the prior requirement that interstate acquisitions would only be permitted when another state had "reciprocal" legislation that allowed acquisitions by Pennsylvania-based bank holding companies has been eliminated. The new Pennsylvania legislation, however, retained the requirement that an acquisition of a Pennsylvania institution by a Pennsylvania or a non-Pennsylvania-based holding company must be approved by the Department.

         Employees

         As of December 31, 1997, the Company and its subsidiaries had 60 employees, including 50 full-time employees. The Company provides a variety of employment benefits and considers its relationships with its employees to be satisfactory.

Item 2.  Properties.

         The principal executive offices of the Company and the Bank consist of 7,190 square feet of space in an office building located in Allentown, Pennsylvania. The Bank leases this office building from a non-banking subsidiary of the Company under a lease expiring in October 2010 providing for an average monthly rental payment of $22,920 and $23,339 for 1997 and 1998, respectively. The rent for the remaining years of the lease may be adjusted based on increases in the Consumer Price Index or changes in the cost of debt service to the Bank as master lessee. The Bank subleases a portion of the building to a third party under a lease expiring in December 2000 providing for monthly rental payments of $8,633. The sublessee has the right to extend the lease for a five-year period at monthly rental payment of $10,359. The Bank has subleased another portion of the building to two parties and has achieved substantial occupancy, which reduces its carrying costs. The property is encumbered by a mortgage with an outstanding balance of $2,103,000. The Bank is a participant in this mortgage to the extent of $1,051,000.

         The Bank leases the Walnutport branch building from a subsidiary pursuant to an open-ended oral lease, which provide for monthly rental payment of $2,000. The Cherryville branch building is owned directly by the Bank. There are no mortgages or other encumbrances on these properties. The Bank leases the Allentown and Bethlehem branch buildings from third parties. The Bethlehem lease will expire in August 1999 and provides for monthly rental payments of $2,479. The Allentown lease will expire in April 2000 and provides for monthly rental payments of $3,440. The branches range in size from approximately 2,500 to 4,000 square feet with the average size being approximately 3,300 square feet. The Quakertown property owned by a subsidiary of the Bank is listed for sale with a real estate agent.

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

         The Pennsylvania Order

         Capital Requirements and Dividend Restrictions

         Under the terms of the Pennsylvania Order, the Bank is required to maintain, at all times, a minimum Tier I capital equal to or greater than 6.5% of the Bank's adjusted total assets, plus a fully-funded loan loss reserve. The Bank must provide the Department, with a quarterly report detailing the maintenance of a 6.5% Tier I capital ratio and a fully-funded loan loss reserve. As of December 31, 1997, the Bank's Tier I capital ratio was 12.58%. The Bank is required to maintain a formal program to review the adequacy of the Bank's allowance for loan and lease losses. The Bank may not declare or pay any cash dividend without the prior written approval of the Department and the Regional Director of the FDIC.

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

         Status of Compliance with the Pennsylvania Order

         The Company believes that it and the Bank are substantially in compliance with the Pennsylvania Order. The Pennsylvania Order requires the Bank to reduce the level of nonaccrual loans to total gross loans noted in the report of examination as of June 30, 1995, to no more than 2% by February 22, 1997. As of December 31, 1997, this ratio was 2.12%, and as of February 28, 1998, this ratio was 2.07%. Additionally, the Order requires the Bank to reduce the level of classified assets as of June 30, 1995, to no more than 50% of Tier I capital and the reserve for loan and lease losses by February 22, 1997, with further reductions thereafter. As of December 31, 1997, this ratio was 23.68%, and as of February 28, 1998, this ratio was 21.21%. The Pennsylvania Order also contains a provision requiring the Bank to maintain, at all times, a minimum Tier I capital equal to or greater than 6.5% of the Bank's adjusted total assets, plus a fully-funded loan loss reserve. As of December 31, 1997 this ratio was 12.58% and the Bank's loan loss reserve was fully funded.

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

         Reporting and Other Requirements

         The Bank was required to charge-off assets classified as "Loss" or "Doubtful" as of June 30, 1995 by May 9, 1996, and, within 30 days of receipt of future FDIC Reports of Examination, charge-off assets classified "Loss" or "Doubtful." The Bank was required to submit a Classified Asset Reduction Plan to the FDIC by May 29, 1996. Also, the Bank was required (i) to adopt a method of computing the balance of its allowance for loan and lease losses that gives consider ation to the volume and composition of the loan portfolio; (ii) to adopt and implement a written earnings plan and (iii) to revise, adopt and implement written lending and investment policies in a form and manner acceptable to the FDIC as determined at subsequent examinations. The Bank is required to review the adequacy of the loan loss allowance quarterly and submit progress reports to the Regional Director of the FDIC detailing the form, content and manner of any actions taken to secure compliance with the Memorandum of Understanding on a quarterly basis. The Bank is in compliance with these requirements of the Memorandum of Understanding.

         Status of Compliance with the Memorandum of Understanding

         The Bank is currently in compliance with the requirements of the Memorandum of Understanding. As of December 31, 1997 the Bank's Tier I capital ratio was 12.58%, which is greater than the 6.0% ratio required by the Memorandum of Understanding. The Bank has made necessary charge-offs and revised and adopted its credit and investment policies. The earnings improvement plan required has been prepared and submitted.

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

         (b) Other Legal Proceedings

         In December 1997, a settlement was reached involving ongoing litigation centered on a partnership, in which the Company was a limited partner. This litigation was commenced in March 1992 in the court of Common Pleas of Lehigh County, Pennsylvania. The partnership owned the Pond Road building which housed the administrative offices of the Bank as well as a branch office. As part of this litigation settlement, the Company received $184,000 representing a $47,000 general partnership interest and a cash settlement of $137,000. The entire $184,000 has been included in other income. The general partnership interest received as part of the settlement, combined with the Company's interest already owned, aggregated more than a 50% ownership interest as a general partner. Since the Company has a majority of the general partnership interest, it is required under generally accepted accounting principles to include in its 1997 financial statements all of the accounts of this previously unconsolidated subsidiary.

         On June 23, 1995, the FDIC issued a Notice of Intention to Prohibit from Further Participation and a Notice of Assessment of Civil Money Penalties, Findings of Fact and Conclusions of Law, Order to Pay and Notice of Hearing (collectively, the "Notice") against James L. Leuthe, Chairman of the Board and Chief Executive Officer of the Company, and against Harold R. Marvin, Jr., formerly the President of the Company and of the Bank. Mr. Marvin resigned as President and as director of both the Company and the Bank in 1993. The FDIC and Mr. Marvin have reached and consummated a settlement in this matter. The settlement does not assess any monetary damages or penalties against Mr. Marvin and prohibits Mr. Marvin from participating in any manner in the conduct of the affairs of any financial institution or organization without the approval of the FDIC and the appropriate federal financial institution regulatory agency.

         The Notice initiated administrative proceedings in which the FDIC, as a result of transactions occurring prior to 1993, is seeking to prohibit Mr. Leuthe from further participation in the conduct of the affairs of any bank insured by the FDIC or any other federally insured depository institution, without the prior approval of the FDIC and the appropriate federal financial institution regulatory agency. The allegations of the FDIC are substantially the same as those which formed the basis of the Stipulation of Settlement with and Administrative Order of the Pennsylvania Department of Banking, which the Company and the Bank entered into in March 1993. The FDIC also sought to impose civil monetary penalties of $500,000 against Mr. Leuthe. Mr. Leuthe has denied wrongdoing and is defending these actions.

         Neither the Company nor the Bank is a party to these proceedings.

         On February 13, 1998, the administrative law judge of the FDIC issued a decision recommending the prohibition of Mr. Leuthe from future participation in the affairs of any federally insured financial institution and the assessment of a civil monetary penalty in the sum of $250,000 against Mr. Leuthe. On March 13, 1998, Mr. Leuthe filed exceptions to the recommended decision with a supporting Memorandum of Law and Request for Oral Argument. Those exceptions will be heard by the full FDIC Board of Directors. The Company believes that the FDIC Board of Directors will likely not render a decision for at least 45 to 60 days following any such appeal. Also, either party will have the right to appeal any decision of the FDIC Board of Directors to the United States District of Columbia Circuit Court of Appeals or the United States Court of Appeals for the Third Circuit within 30 days after the date of the decision.

         Under both the Company's and the Bank's Bylaws, the Company and the Bank are required to indemnify Mr. Leuthe in connection with the administrative proceedings brought against him by reason of the fact that he is or was an officer and director of the Bank. However, Mr. Leuthe is required to reimburse the Company and/or the Bank for all expenses incurred or advanced by the Company or the Bank in connection with such events if a court ultimately determines that the alleged actions or omissions of Mr. Leuthe constituted willful misconduct or recklessness. While it is difficult to determine the amount of indemnification in this case, the Company believes at this time that the amount will not materially and adversely affect the Company's financial condition.

         The Company carries Director's and Officer's Liability Insurance coverage, and it initially submitted a claim for reimbursement of its expenses in connection with these proceedings. The Company's insurance carrier responded by disputing coverage, raising, among other things, the position that the insurance carrier did not receive timely notice of the proceedings. The Company disputes the insurance carrier's position, and has recently instituted a suit against the carrier in the Court of Common Pleas for Lehigh County to litigate this coverage issue.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         The Company's Common Stock, $.01 par value, is the only class of common stock of the Company that is authorized, issued and outstanding. As of February 28, 1998, there were 2,050,000 shares issued and outstanding, held by approximately 137 stockholders of record. The market makers in the Company's Common Stock are Security First Group, F.J. Morrisey & Co., Ryan Beck & Co. and Legg Mason Wood Walker Incorporated. The Company's Common Stock is quoted on the OTC electronic bulletin board. According to information received by the Company from F.J. Morrissey & Co., certain information regarding bid quotations for the Company's Common Stock is as follows: for 1996, (i) at March 31, 1996, bid price $4.75; (ii) at June 30, 1996, bid price $4.50; (iii) at September 30, 1996, bid price $4.50; and (iv) at December 31, 1996, bid price $4.50; and for 1997, (i) at March 31, 1997, bid price $5.00; (ii) at June 30, 1997, bid price $4.875;
(iii) at September 30, 1997, bid price $5.00; and (iv) at December 31, 1997, bid price $7.00. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         The Company has not paid any dividends on the Common Stock since June 1991. Due to its financial condition, its recent results of operations and regulatory restrictions on the payment of dividends by the Bank and the Company, management of the Company currently does not anticipate the resumption of dividend payments on the Common Stock. Also, the Company has accrued and unpaid dividends on its Series A Preferred Stock of $943,464 as of December 31, 1997. Dividends accrue on the Series A Preferred Stock at the rate of $.3255 per share per year. Dividends on the Senior Preferred Stock accrue at the rate of $.25 per share per year. When, as and if declared by the Board of Directors of the Company out of funds legally available for that purpose, dividends are payable to the holders of the Senior Preferred Stock quarterly. Dividends must be declared and paid, or declared and a sum sufficient for payment thereof set aside, on the Senior Preferred Stock before any dividend may be declared or paid on any other capital stock of the Company. Dividends must be declared and paid, or declared and a sum sufficient for payment thereof set aside, on the Series A Preferred Stock before any dividend may be declared or paid on any other capital stock of the Company other than the Senior Preferred Stock. Under the Company's Articles of Incorporation, the aggregate amount of dividends paid in any calendar year on the Senior Preferred Stock and the Series A Preferred

Stock may not exceed the amount of the Company's net income for the preceding calendar year as shown on the Company's audited statement of income for such preceding calendar year.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The consolidated financial review of the Company is intended to compare the performance of the Company for the years ended December 31, 1997 and 1996. The review of the information presented should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 7 of this report.

         OVERVIEW

         The Company's total assets were $108.72 million at December 31, 1997, a decrease of $1.56 million from December 31, 1996. The decrease in assets resulted from the liquidation of a portion of available-for-sale securities to fund the sale of $6.82 million of deposits of the Quakertown branch to the Quakertown National Bank on October 30, 1997, an overall decline in nonconsumer loan originations along with several large commercial loan repayments during the fourth quarter of 1997.

         The Company reported net income of $3.003 million, or $0.86 per share, diluted, for 1997 as compared to $2.145 million, or $0.63 per share, diluted, for 1996. The majority of the net income was attributable to trading securities gains in 1997, while the litigation Settlement was the primary source in 1996. Without the income from security gains and litigation settlements, the Company would have incurred a loss from operations of $894,000 in 1997, as compared to a loss of $833,000 for 1996.

         During 1997, the Bank continued its program to dispose of foreclosed assets by aggressively marketing its foreclosed asset portfolio and reinvesting the proceeds from these sales into performing assets. The foreclosed assets held for sale decreased $3.253 million from $4.850 million in 1996 to $1.597 million in 1997.

         In January 1996, the Bank instituted a new consumer loan program, pursuant to which it signed agreements with several auto dealers to originate their dealer paper. The Bank incurred unanticipated losses during the second half of 1997, when the Bank, based on its internal investigation, charged off $484,000 of installment loans. The Bank provided an additional provision of $440,000 to its allowance for loan loss reserve to facilitate this charge off. Furthermore, the Bank's management concluded after conducting a detailed analysis of the indirect paper portfolio that its net yield before these losses was comparable to other consumer loan portfolios with lesser degree of risk. Therefore, effective August 1997, the Bank discontinued this auto dealer program. The Bank has added two additional employees within its credit and collection department to continually monitor and work this segment of this loan portfolio to provide against future losses.

         In December 1997, a settlement was reached involving ongoing litigation centered on a partnership, in which the Company was a limited partner. The partnership owned the Pond Road building which housed the administrative offices of the Bank as well as a branch office. As part of this litigation settlement, the Company received $184,000 representing a $47,000 general partnership interest and a cash settlement of $137,000. The entire $184,000 has been included in other income. The general partnership interest received as part of the settlement, combined with the Company's interest already owned, aggregated more than a 50% ownership interest as a general partner. Since the Company has a majority of the general partnership interest, it is required under generally accepted accounting principles to include in its 1997 financial statements all of the accounts of this previously unconsolidated subsidiary.

         COMPARISON BETWEEN 1997 AND 1996 NET INCOME

         NET INCOME

         In 1997, the Company recorded net income of $3,003,000 as compared to $2,145,000 in 1996, an increase of $858,000, or 40%. Net interest income increased $65,000 in 1997 mostly due to an increase in the average balance of the loan portfolio mitigated by an increase in interest paid on long-term debt. The 1997 provision for loan losses amounted to $1,003,000 as compared to a $367,000 credit recorded for 1996, primarily the result of a large recovery recorded during the second quarter of 1996. Other income increased $1,737,000 during 1997 as compared to 1996 due to several significant items: gains recognized on investment securities increased $2.274 million consistent with the performance of the stock market; a gain of $478,000 was recognized on the sale of deposits of its Quakertown branch on October 30, 1997; an increase in rental income of $190,000 due to inclusion of a previously unconsolidated subsidiary and the above mitigated by a decrease in settlements from litigations of $1,355,000 as compared to 1996, when the Company recorded $1,539,000 as other income resulting from a litigation settlement (the "Settlement") with respect to a large impaired loan. Other expenses declined $426,000, or 7.34% in 1997 as compared to 1996, mostly as the result of decreased legal expenses pertaining to FDIC litigation involving the Company's Chairman and CEO and the Bank's former president.

         The profit performance for financial institutions is measured by the Return on Average Assets ("ROA") and the Return on Average Equity ("ROE"). On an annualized basis the Company's ROA was 2.70% in 1997 as compared to 1.99% in 1996. The ROE was 22.32% in 1997 compared to 18.89% in 1996.

         NET INTEREST INCOME

         Net interest income is the difference between interest income and fees on earning assets and interest expense on deposits and borrowed funds. The principal components of earning assets are loans and investment securities, while the primary sources used to fund these assets were deposits, borrowed funds and capital.

         During 1997, interest and fee income on loans increased $151,000, or 2.66%, compared to 1996, mostly due to increased average loan balance of $3.54 million, or 5.91%. The average loan balance has continually grown since the first quarter of 1996 when the Bank instituted a consumer loan program initiative which was directed to the local auto dealers and their creditworthy customers. Also, the yield on the loan portfolio decreased 29 basis points to 9.23% during 1997 as compared to 9.52% in 1996. The decrease in the interest yield was partly attributable to the reversal of $135,000 as compared to $76,000 being recovered in 1996, of accrued interest income on problem loans. The Company's policy is to discontinue accruing interest when it appears that the borrower may be unable to meet payments as they become due.

         Interest expense on deposits remained static at approximately $3.57 million for 1997 and 1996. The average balance of deposits decreased $809,000 in 1997 as compared to 1996. The average balance of time deposits increased $1.40 million in 1997 while the average cost fluctuated slightly downward from 5.29% to 5.26%, while the average balance of savings deposits decreased $593,000 with a 1997 average cost down 9 basis points from 2.77% to 2.68%. The overall decrease in deposits were the result of the sale of the deposits of the Quakertown Branch on October 30, 1997 offset by several deposit promotions throughout the year aimed at increasing the Bank's market share, in particular its time deposits.

         Interest expense on long-term debt increased $78,000 in 1997 as compared to 1996, directly attributable to inclusion in the 1997 consolidated financial statements of a mortgage and related interest expense of a previously unconsolidated subsidiary.

         For 1997, the average yield on interest-earning assets decreased 15 basis points, while the cost of interest-bearing liabilities increased 1 basis point, resulting in a net decrease in the interest rate spread of 16 basis points. The net yield on interest-earning assets also decreased 8 basis points.

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


                                                                  For the Year ended December 31,
                                                                           (in thousands)
                                                             1997                                    1996
                                              --------------------------------------   ------------------------------------
                                               Average                      Average     Average                     Average
                                               Balance     Interest       Yield/Rate    Balance     Interest      Yield/Rate
                                              --------     --------       ----------    -------     --------      ----------

INTEREST-EARNING ASSETS:
Loans(1)                                     $63,109        $5,824           9.23%      $59,585       $5,673          9.52%
Investment securities                         29,867           168           6.07%       31,162        1,901          6.10%
Overnight funds                                3,044         1,814           5.52%        1,969          105          5.33%
                                             -------        ------         ------       -------       ------       -------
Total interest-earning assets                $96,020        $7,806           8.13%      $92,716       $7,679          8.28%
                                             =======        ======         ======       =======       ======       -------
INTEREST-BEARING
  LIABILITIES:
Saving deposits                               35,495        $  950           2.68%      $36,088       $1,001          2.77%
Time deposits                                 49,944         2,629           5.26%       48,542        2,570          5.29%
Other borrowed funds                             404            26           6.44%          849           50          5.89%
Long-term debt                                 1,291           108           8.37%          327           30          9.17%
                                             -------        ------         ------       -------       ------       -------
Total interest-bearing liabilities           $87,134        $3,713           4.26%      $85,806       $3,651          4.25%
                                             =======        ======         ======       =======       ======       =======
NET INTEREST INCOME                                         $4,093                                    $4,028
                                                            ======                                    ======
INTEREST RATE SPREAD                                                         3.87%                                    4.03%
                                                                           ======                                   ======
NET INTEREST MARGIN ON
  INTEREST-EARNING ASSETS(2)                                                 4.26%                                    4.34%
                                                                           ======                                   ======
RATIO OF AVERAGE
  INTEREST-EARNING ASSETS
  TO AVERAGE INTEREST-
  BEARING LIABILITIES                                                      110.20%                                  108.05%
                                                                           ======                                   ======

----------------
(1) For the purpose of these computations, nonaccrual loans are not included in the daily average loan amounts outstanding.

(2)  Net interest income divided by average interest-earning assets.

                                                                   For the Year Ended December 31,
                                                                            (in thousands)
                                                             1996                                      1995
                                              --------------------------------------    --------------------------------------
                                               Average                     Average      Average                      Average
                                               Balance     Interest       Yield/Rate    Balance      Interest       Yield/Rate
                                              ---------    --------       ----------    --------     --------       ----------
INTEREST-EARNING ASSETS:
Loans(1)                                       $59,585      $5,673           9.52%      $53,276        $5,131           9.63%
Investment securities                           31,162       1,901           6.10%       29,880         1,746           5.84%
Overnight funds                                  1,969         105           5.33%        2,741           161           5.87%
                                               -------      ------         ------       -------        ------         ------
Total interest-earning assets                  $92,716      $7,679           8.28%      $85,897        $7,038           8.19%
                                               =======      ------         ------       =======        ------         ------
INTEREST-BEARING
  LIABILITIES:
Saving deposits                                $36,088      $1,001           2.77%      $35,781        $1,068           2.98%
Time deposits                                   48,542       2,570           5.29%       46,652         2,402           5.15%
Other borrowed funds                               849          50           5.89%          629            42           6.68%
Long-term debt                                     327          30           9.17%          436            42           9.63%
                                               -------      ------         ------       -------        ------         ------
Total interest-bearing liabilities             $85,806      $3,651           4.25%      $83,498        $3,554           4.26%
                                               =======      ------         ------       =======        ------         ------
NET INTEREST INCOME                                         $4,028                                     $3,484
                                                            ======                                     ======
INTEREST RATE SPREAD                                                         4.03%                                      3.93%
                                                                           ======                                     ======
NET INTEREST MARGIN ON
  INTEREST-EARNING ASSETS(2)                                                 4.34%                                      4.06%
                                                                           ======                                     ======

RATIO OF AVERAGE
INTEREST-EARNING ASSETS
  TO AVERAGE  INTEREST-
  BEARING LIABILITIES                                                      108.05%                                    102.87%
                                                                           ======                                     ======

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



                                                  For the Year Ended                    For the Year Ended
                                               December 31, 1997 vs. 1996            December 31, 1996 vs. 1995
                                               Increase (Decrease) Due to             Increase (Decrease) Due to
                                             ------------------------------         -------------------------------
                                             Volume       Rate        Total         Volume      Rate          Total
                                             ------       -----       -----         ------      ----          -----
INTEREST-EARNING ASSETS:                                              (in thousands)
Loans                                         $337        $(186)       $151          $598       $(56)          $542
Investment securities                          (69)         (18)        (87)           77         78            155
Overnight funds                                 59            4          63           (42)       (14)           (56)
                                              ----        -----        ----          ----       ----           ----
Total interest-earning assets                 $327        $(200)       $127          $633       $  8           $641
                                              ----        -----        ----          ----       ----           ----
INTEREST-BEARING LIABILITIES:
Savings deposits                              $(22)         (29)       $(51)            5       $(72)          $(67)
Time deposits                                   71          (12)         59            65        103            168
Other borrowed funds                           (28)           4         (24)           13         (5)             8
Long-term debt                                  81           (3)         78           (11)        (1)           (12)
                                              ----        -----        ----          ----       ----           ----
Total interest-bearing liabilities            $102        $ (40)       $ 62          $ 72       $ 25           $ 97
                                              ----        -----        ----          ----       ----           ----
CHANGE IN NET INTEREST INCOME                 $225        $(160)       $ 65          $561       $(17)          $544
                                              ====        =====        ====          ====       ====           ====

         OTHER INCOME

         Total other income increased $1.737 million, or 48.89%, during 1997 as compared to 1996. There were several major factors which contributed to changes in the composition of other income between 1997 and 1996. First, the most significant part of other income were gains recognized by the Company on its security portfolio represented $3.713 million and $1.439 million in 1997 and 1996, respectively. Of the $2.274 million increase in investment securities gains, $1.483 million represented realized gains on equity securities. Throughout 1997, manage ment has evaluated its trading securities portfolio and has sold those securities which represented significant appreciation. The Company's trading securities are carried at fair value and consist principally of common stock of bank holding companies. Management continues to closely monitor its investment portfolio to position the portfolio against future fluctuations in the stock market. A downturn in the overall market could result in future trading securities losses.

         In 1997, the Company recorded a gain of $478,000 representing the premium on the deposits of its Quakertown Branch which were sold on October 30, 1997 to Quakertown National Bank. Also, on December 19, 1997, the Company acquired, through a litigation settlement, the controlling interest of a real estate partnership. Prior to this settlement, the Company was allowed to record the yearly activity under the equity method. However once the controlling interest was acquired late in 1997, the Company was required to include all of the activity of the partnership in its consolidated financial statements. As such the $190,000 increase in rental income was the result of inclusion of this previously unconsolidated partnership as required for 1997. In 1997, the Company also sold certain parcels of real estate it previously acquired at a gain of $183,000, an increase, as compared to 1996, of $130,000. Mitigating all of the above increases was a decrease in litigation settlements of $1.355 million. In 1996, the company received $1.539 million from the settlement of an impaired loan which had been in protracted litigation while in 1997 it received $184,000 attributable to settlement of litigation pertaining to a real estate investment partnership as mentioned above.

         OTHER EXPENSES

         Overall, other expenses declined $426,000, or 7.34%, during 1997 as compared to 1996. The most significant change was attributable to a $506,000, or 21.83%, decrease in expenses classified as other. Within this category, legal and professional fees, mostly attributable to litigation by the FDIC against the Company's Chairman and Chief Executive Officer and the Bank's former president, decreased $612,000. Since a significant portion of the casework and expenses for this litigation was performed in 1996, minimal expenses were incurred in 1997. As explained in the legal proceedings section, the administrative law judge assigned to this case has recommended a decision against the Company's Chairman. The Company is now awaiting a final ruling from the FDIC's board pertaining to this matter. Other decreases included a rate reduction of $50,000, or 32.05%, of the FDIC insurance premium due to an improvement in the Bank's risk classification from a 1C to a 1B and the decrease in amortization expense of $64,000 due to certain assets which were previously acquired in a branch purchase were fully amortized in 1996. The above decreases were mitigated by increases in 1997 of $148,000, or 9.97%, in salaries and employees benefits due to additional employees being hired for the new Pond Road branch and two employees added to the credit and collection department, computer service fee of $80,000 due to outsourcing the Bank's check processing and data entry operations and increased advertising and promotional expenses of $63,000 incurred for an advertising campaign aimed at promoting the Bank within the local community.

         PROVISION FOR LOAN LOSSES

         The allowance for loan losses was $1.586 million at December 31, 1997, compared to $1.624 million at December 31, 1996. The allowance equaled 2.51% of loans at December 31, 1997, as compared to 2.46% at December 31, 1996.

         The adequacy of the allowance for loan losses is measured monthly by an adequacy test. The adequacy test includes an evaluation of all loans which have been classified (other loans especially mentioned, substandard, doubtful, loss) by internal loan review, regulatory examination, monitoring of delinquency and other pertinent factors. Allocations are determined by an in-depth review of each individual credit based on its potential future loss. The value of tangible collateral and/or guarantees is determined as well as the borrower's ability and willingness to repay. This value, as measured against the loan balance, is used in determining the allowance allocation for collateral-dependent loans. Additionally, the Bank considers the suggested guidelines of its regulatory agencies when completing the analysis of the institution's allowance for loan losses. The guidelines suggest the utilization of minimum percentages of 15%, 50%, and 100% for use in determining general allowances for loans classified as substandard, doubtful and loss, respectively. These requirements are a measurement only and do not constitute a specific allowance placed against any specifically identified loan. Total loans outstanding, net of substandard, doubtful, and loss are given an estimated allowance requirement to absorb future losses. These loans are performing loans, well secured, or loans secured by cash, cash equivalents or marketable securities. Although it would appear that little or no allowance allocations would apply to these loans, allowances need to be made for the historical charge-offs and the human error element in the perfection of the Bank's interest and other issues unforeseen to management. Additionally, the Bank conducts an annual review of all credits in excess of $100,000 or more, which demonstrates any recent delinquency characteristics or other weaknesses, to assure the adequacy of the allowance and provision for loan losses.

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

         At December 31, 1997, the amount charged to operating expense for the provision for loan losses was $1,003,000 as compared to a credit provision for loan losses of $367,000 in 1996. The increase in the 1997 provision was based on management's evaluation of the loan portfolio as outlined above and also above average losses incurred within the auto segment of the installment loan portfolio. In August 1997, management discontinued the loan program to local auto dealers to reduce the Bank's exposure for additional losses. The credit provision in 1996 was mostly due to a significant recovery as part of litigation settlement on an impaired loan which occurred in the second quarter of 1996.

         The following table sets forth a reconciliation of the allowance for loan losses and illustrates the charge-offs and recoveries by major loan category for the period ended December 31, 1997 (in thousands):

      Beginning Balance, January 1, 1997.......................       $1,624
                                                                      ------
      Charge-offs:
         Commercial, financial and agricultural................          105
         Real estate - construction............................           37
         Real estate - mortgage................................          327
         Installment loans to individuals......................          703
         Lease financing.......................................           --
                                                                      ------
      Total charge-offs........................................        1,172
                                                                      ------
      Recoveries:
         Commercial, financial and agricultural................           24
         Real estate - construction............................           --
         Real estate - mortgage................................           31
         Installment loans to individuals......................           43
         Lease financing.......................................           33
                                                                      ------
      Total recoveries.........................................          131
                                                                      ------
      Net charge-offs..........................................        1,041
                                                                      ------
      Provision for loan losses................................        1,003
                                                                      ------
      Ending Balance, December 31, 1997........................       $1,586
                                                                      ======

      Ratio of net charge-offs to
         average loans outstanding.............................         1.55%


         FINANCIAL CONDITION

         At December 31, 1997, the Company's total assets were $108.72 million, a decrease of $1.56 million from December 31, 1996. This decrease is mostly attributable to $6.82 million sale of deposits of the Quakertown branch to The Quakertown National Bank on October 30, 1997. The above decrease was mitigated by several promotions the bank had aimed at increasing its market share of time deposits and also the opening of its new Pond Road Branch office which accounted for $1.934 million of deposits as of December 31, 1997.

         Loans

         Net loans decreased $1.554 million, from $64.374 million at December 31, 1996 to $62.82 million at December 31, 1997. A portion of the decrease was partly attributable to a $1.051 million loan which was eliminated in consolidation and represented the Bank's portion of a loan to a partnership which was previously not required to be included in the consolidated financial statements.

         All categories of loans, as outlined below, declined at December 31, 1997 as compared to December 31, 1996 with the exception of consumer loans which increased 15.35%. The nonconsumer loan portfolio experienced flat originations throughout 1997. Also, in the fourth quarter of 1997, the Bank experienced an increase in principal paydowns of $2.864 million as compared to the same period in 1996. Management believes that the decrease in originations and an increase in commercial principal paydowns is a regional trend and is evaluating ways to increase consumer interest. The average balance of the consumer loan portfolio increased $5.856 million from $11.645 million in 1996 to $17.501 million in 1997. As mentioned previously, the Bank began an affiliation with several local auto dealers in January 1996 aimed at increasing its installment loan portfolio. In August 1997, management evaluated the performance of this segment of the installment loan portfolio and decided that the overall rate of return on this segment can be achieved in other areas with less risk and therefore terminated this arrangement effective August 1997. The change in the composition of loans at December 31, 1997 as compared to December 31, 1996 is as follows: Real estate construction loans declined $300,000, or 6.10%; Residential real estate loans decreased $1.498 million, or 5.80%; Commercial real estate loans decreased $1.357 million, or 6.84%; Commercial loans declined $243,000, or 6.64%; and Consumer loans increased $1.806 million, or 15.35%.

         The following table sets forth the maturity and repricing schedule of the loan portfolio at December 31, 1997 (in thousands):

                                                             After one        After
                                             Within         but within        five
                                            One year        five years        years          Total
                                            --------        ----------       -------        -------
   Maturity Schedule:

         Commercial.....................    $ 1,570           $ 1,110      $     614        $ 3,294
         Real estate-construction........     3,223               669            183          4,075
         Real estate-mortgage............     8,658            20,322         11,211         40,191
         Consumer, net...................     1,092            11,269          1,121         13,482
         Nonaccrual loans................        --                --             --          3,364
                                            -------           -------        -------        -------
   Total.................................   $14,543           $33,370        $13,129        $64,406
                                            =======           ======         =======        =======

   Repricing Schedule (1):

         Fixed rate loans................   $14,446           $28,834        $ 3,724        $47,004
         Floating rate loans.............    12,972               695            371         14,038
         Nonaccrual loans................        --                --             --          3,364
                                            -------           -------        -------        -------
   Total.................................   $27,418           $29,529        $ 4,095        $64,406
                                            =======           =======        =======        =======

--------------
(1) Data for repricing schedule by loan categories is not available.

         Investment Securities

         The primary objectives of the Company's investment strategy are to provide and maintain a level of liquidity, to generate a favorable return on investments without incurring undue interest rate and credit risk and to promote the Company's lending activities.

         The largest sector of the investment portfolio remains securities of U.S. Government agencies and corporations which total $19.14 million (amortized cost) at December 31, 1997, or 71.07% of total investment securities. Included in the above are $2.331 million mortgage-backed products, mostly consisting of collateralized mortgage obligations ("CMO") and real estate mortgage investment conduits ("REMIC"). Twice a year, stress tests are conducted on these CMOs and REMICs, all of which were passed recently.

         The available-for-sale securities decreased $4.014 million, or 18.31%, from $21.922 million in 1996 to $17.908 million in 1997. Approximately $2.0 million of this decrease was the result of securities sold to fund the sale of the Quakertown Deposits. Also, in 1997 the Company had other sales and maturities of $2.0 million of debt equities which it currently has maintained in a cash position as it evaluates future loan and investment opportunities.

         At the present time, the Company does not engage in the use of derivatives investment products as a means to hedge the risks in its investment, loan or deposit portfolios.

         Deposits and Other Borrowed Funds

         The Company continues to offer a variety of deposit accounts with a range of interest rates and term options. The deposits consist primarily of checking, savings, super now, money market and certificates of deposit. Fluctuations within its deposit base are influenced by competition, economic conditions and changes in current rates. Total deposits at December 31, 1997 declined $3.793 million from $95.939 million at December 31, 1996 to $92.146 million at December 31, 1997, attributable mostly to $6.82 million sale of deposits of the Quakertown branch to the Quakertown National Bank on October 30, 1997. Throughout 1997, the Company offered several promotions aimed at increasing its deposits. In addition to the Pond Road Branch increase, the Bank had significant increases in its time deposits at both its Walnutport and Bethlehem branches of $1.131 million and $541,000, respectively. The Bank opened its new Pond Road branch on May 23, 1997, and through several promotions had approximately $1.93 million of deposits at December 31, 1997. Overall, the change in the composition of the deposits was an increase in noninterest-bearing deposits of $1.172 million, while interest-bearing deposits declined $4.965 million consisting of savings, club accounts and interest-bearing demand deposits declining $1.779 and time deposits declining $3.186 million. As a percentage of total deposits, savings, club accounts and interest-bearing demand deposits represented 36.43% at December 31, 1997 as compared to 36.85% at December 31, 1996. There were no brokered deposits within the Company's deposit base at December 31, 1997.

         Other borrowed funds, at December 31, 1996 consisted of a $1.20 million repurchase agreement with a brokerage company which was utilized to fund the Company's asset growth, in particular, its installment loan portfolio. During 1997, the outstanding amount was repaid in its entirety.

         The following table sets forth maturities of time deposits of $100,000 or more at December 31, 1997 and 1996.

                                                                      December 31,
                                                              --------------------------
                                                               1997                1996
                                                              ------              ------
                                                                    (in thousands)

         Three months or less.......................          $2,124              $2,800
         Over three months through twelve months....           2,641               3,312
         Over one year through five years...........           2,528               1,640
         Over five years............................               0                   0
                                                              ------              ------
                TOTAL...............................          $7,293              $7,752
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

         The following table represents nonperforming assets of the Company at December 31, 1997 and 1996.

                                                            December 31,
                                                    ---------------------------
                                                      1997                1996
                                                    -------             -------
                                                           (in thousands)
Impaired loans..................................    $ 3,364             $ 2,052
Other loans past due 90 days or more............        421                 609
                                                    -------             -------
    Total nonperforming loans...................      3,785               2,661

Foreclosed assets held for sale.................      1,597               4,850
                                                    -------             -------
    Total nonperforming assets..................    $ 5,382             $ 7,511
                                                    =======             =======

Nonperforming loans as a percentage
    of loans (net of unearned interest).........     5.88%               4.03%

Nonperforming assets as a percentage of assets..     4.95%               6.81%

         Impaired loans increased $1.312 million at December 31, 1997 as compared to December 31, 1996. Throughout the year, as problems are identified within the loan portfolio, those credits which are considered beyond the point of restructure are immediately transferred to the impaired loan category for further evaluation. The loans within this category are normally involved in litigation and/or foreclosure. Once a credit is considered impaired, management will try as quickly as possible to remove it from the impaired classification through liquidation, by transferring it to foreclosed assets. During 1997, $2.832 million of loans were transferred to impaired loans as part of managements internal evaluation. Of that amount, $539,000 was transferred to foreclosed assets, $239,000 was charged off to the allowance for loan losses, $181,000 was paid off and $559,000 was returned to accrual status, while the balance of $1.312 million represented the overall increase. Real estate loans represent $3.152 million of impaired loans and loans to consumer and commercial borrowers represent $90,000 and $122,000, respectively.

         Loans past due 90 days or more decreased $188,000 from $609,000 at December 31, 1996 to $421,000 at December 31, 1997. All delinquent loans are reviewed by management on a weekly basis with regard to legal proceedings and collection efforts. Of the delinquent loans, 80.29% are secured by real estate, 11.40% are loans to consumers and 8.31% are to commercial borrowers.

         Foreclosed assets held for sale declined $3.253 million, or 67.07%, at December 31, 1997 compared to December 31, 1996. In 1996, as part of its operating plan, and in order to comply with the Administrative Order of the Department, the Written Agreement of the Federal Reserve Bank and several previous orders which have been replaced by the Memorandum of Understanding, the Company set aggressive goals to begin to liquidate its nonperforming assets. As part of this plan, management set a goal to dispose of $4.50 million of classified assets. At December 31, 1997, the gross reduction in classified assets was $4.622 million, however, after inclusion of the activity for 1997, the overall net reduction was $2.998 million. Although management did not meet its overall goal for 1997, the Company remains in substantial compliance with the regulatory requirements as they pertain to classified assets as discussed in the "Legal Proceedings" in Part I of this report.

         The following table sets forth the total of commercial and investment properties at December 31, 1997, all of which are currently in litigation and/or foreclosure.

         Commercial/Investment Properties:
         Impaired and over 90 days........................   $   1,857,967
         Foreclosed assets held for sale..................         301,908
                                                             -------------
         Total............................................   $   2,159,875
                                                             =============

         The following table sets forth the total of residential properties to be foreclosed upon and liquidated at December 31, 1997, including properties currently owned that are listed for sale. All litigation and foreclosure proceedings in the nonaccrual and over 90-day category are being actively pursued.

         Residential:
         Impaired and over 90 days.........................   $     683,270
         Foreclosed assets held for sale...................         345,779
                                                              -------------
         Total.............................................   $   1,029,049
                                                              =============

         The following table sets forth the total of land developments and building lots to be foreclosed upon and liquidated at December 31, 1997, including land developments and building lots currently owned and listed for sale. All litigation and foreclosure proceedings in the nonaccrual and over 90-day category are being actively pursued.

         Land Development/Building Lots:
         Impaired and over 90 days.......................    $     416,661
         Foreclosed assets held for sale.................          491,573
                                                             -------------
         Total...........................................    $     908,234
                                                             =============

         The following table sets forth the total of loans in litigation that are not secured by real estate at December 31, 1997.

         Secured by Other Than Real Estate:
         Impaired and over 90 days.......................   $    547,728
                                                            ============

         The following table sets forth the total of assets that are listed as nonperforming, but which are under agreements that provide a yield at or in excess of current market rates at December 31, 1997.

         Performing/Nonperforming Assets:
         Impaired and over 90 days.......................   $     279,085
                                                            =============

         The following table sets forth the total of assets that are under agreement or are being paid off with the settlement dates to take place in the first quarter of 1998.

         Assets Under Agreement:
         Foreclosed assets held for sale.................    $    457,686
                                                             ============

         At December 31, 1997, there were no loans, other than those classified as nonperforming loans, where known information about borrowers' possible credit problems causes management to have serious doubts as to their ability to comply with the current loan repayment terms.

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

         At December 31, 1997, the Company maintained $7.47 million in cash and cash equivalents in the form of cash and due from banks (after reserve requirements). In addition, the Company had $17.908 million in securities available-for-sale representing 16.47% of total assets at December 31, 1997.

         The Company considers its primary source of liquidity to be its core deposit base and continues to promote the acquisition of deposits through its branch offices. At December 31, 1997, approximately 78.14% of the Company's assets were funded by core deposits acquired within its market area. An additional 13.29% of the assets were funded by the Company's equity. These two components provide a substantial and stable source of funds.

         The Company paid the following cash dividends to its Preferred stockholders during 1997. There were no dividends paid to its common stockholders in 1997.

      Class of Stock               Date  Paid            Current         Arrears          Total
      --------------               ----------            -------         -------          -----
      Senior Preferred          May 12, 1997             $56,273        $237,542        $293,815
                                August 12, 1997           56,272             ---          56,272
                                November 1997             56,272             ---          56,272

      Series A Preferred        August 12, 1997          $55,498        $110,995        $166,493
                                November 1997             55,498         110,995         166,493


         In addition, on December 17, 1997, the Company's Board of Directors declared a dividend on both the Senior and Series A Preferred to stockholders of record as of December 17, 1997. This declaration included $56,272 due to its Senior Preferred stockholders for the fourth quarter of 1997 and $166,493 due to the Series A Preferred stockholders, which represented the fourth quarter 1997 of $55,498 and $110,995 dividend in arrears. After payment of the $166,493, $943,464 remains in arrears on the Series A Preferred stock through December 31, 1997.

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

      At December 31, 1997, cash and cash equivalents increased $3.461 million from $4.62 million in 1996 to $8.081 million. Contributing to this increase was $3.810 million provided by operating activities as compared to $2.124 million in 1996 and cash utilized in investing and financing activities of $349,000 in 1997 as compared to $2.547 million in 1996. The significant changes in investing cash activity were net proceeds of securities transactions in 1997 of $4.277 million as compared to net purchases of $450,000 in 1996. The Company sold $1.93 million of securities to fund the sale of its Quakertown deposits on October 30, 1997 and also had debt equities of $500,000 prematurely called in December 1997. The Company has decided to maintain a higher than average cash position as it evaluates several loan and other options. Loans decreased $7.418 million, primarily as the result of the discontinuing of the auto segment of the installment loan portfolio in August 1997 and several commercial prepayments in December 1997. Also, as mentioned earlier, the Company continues to aggressively market its foreclosed assets portfolio, increasing proceeds $1.804 million in 1997 as compared to 1996.

         Deposits decreased $7.42 million mostly attributable to the sale of the Quakertown deposits of $6.82 million on October 30, 1997 and related runoff. Other borrowed funds decreased $1.200 million, as the Company repaid its outstanding repurchase agreement at December 31, 1996 which was used in 1996 to fund the Company's installment loan growth. Long-term debt increased $1.051 million, the result of inclusion of a previously unconsolidated subsidiary. Also, in 1997, the Company resumed paying dividends and during the year made dividend payments of $740,000 to its stockholders, consisting of $280,000 of the 1997 amount currently due as well as $460,000 of amounts previously in arrears.

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

         At December 31, 1997 the Company has a positive interest sensitive GAP of $1.36 million, or 1.42% of total interest-earning assets which have been adjusted for the depreciation on securities available-for-sale. Under a general assumption, that the general market interest rate changes affect the repricing of assets and liabilities equally, this gap indicates that the effect of an increase in overall market interest rates would result in an increase in the net interest margin, while falling interest rates would cause a decrease in the margin.

         The following table sets forth the Company's interest sensitivity GAP position at December 31, 1997:

                                                                     December 31, 1997
                                    ---------------------------------------------------------------------------------
                                    6 Months        6 Months        1 to 2       2 to 5         Over 5
                                     or less        to 1 Year        Years        Years          Years         Total
                                    --------        ---------       -------      -------        -------       -------
Interest-earning assets:                                               (in thousands)
 Investment securities (1)           $13,756         $  533         $ 1,218      $ 3,756        $15,606       $34,869
 Loans (2)                            20,774          6,644           9,844       19,685          4,095        61,042
                                      ------         ------         -------      -------        -------       -------
  TOTAL                              $34,530         $7,177         $11,062      $23,441        $19,701       $95,911
                                     -------         ------         -------      -------        -------       -------
Interest-bearing
    liabilities:
 Demand-interest bearing             $14,120         $   --         $    --      $    --        $    --       $14,120
 Savings and clubs (3)                   675            839           1,350        4,050         12,537        19,451
 Time                                 18,158          6,344          17,115        5,700             --        47,317
 Long-term debt (4)                      186             24              51          953             --         1,214
                                     -------         ------         -------      -------        -------       -------
  TOTAL                              $33,139         $7,207         $18,516      $10,703        $12,537       $82,102
                                     -------         ------         -------      -------        -------       -------
GAP                                  $ 1,391          ($30)         $(7,454)     $12,738        $ 7,164       $13,809
                                     -------          -----         -------      -------        -------       -------
Cumulative GAP                       $ 1,391         $1,361         $(6,093)     $ 6,645        $13,809       $13,809
                                     =======         ======         =======      =======        =======       =======

------------
(1) Includes average pay downs based on the stress test for collateralized mortgage obligation securities, equity securities categorized as trading securities and $5.306 million investment in overnight funds.
(2) Includes estimated scheduled maturities of the fixed rate loans ignoring any potential rollover at maturity. Excludes nonaccrual loans of $3.364 million.
(3) Assumes that 7% of the savings deposits are repriceable each year based on the previous five years' historical activity.
(4)   Includes estimated scheduled payments for mortgage note.

         MARKET RISK DISCLOSURE

         The Company has evaluated the impact of changes in interest rates on the net interest margin. The assumptions used in the evaluation include all aspects of interest earning assets and interest bearing liabilities. The overall impact in future interest rates changes on these assumptions may vary since a shift in interest rates may provide consumers with an option, for example, a switch from variable to fixed rate products.

         Sensitivity analysis was used to apply +200 and -200 basis point interest rate shocks to the Bank's balance sheet and income statement at December 31, 1997. Market Risks for interest rate declines were measured in terms of percent and dollars of forecast net income at risk, while the Market Risk for initial rate increases are measured in terms of percent and dollars of equity value at risk. Equity value at risk determined by comparing the before and after shock market value of portfolio equity. Market value of portfolio equity is the present value of total assets, less the present value of total liabilities.

         Total net income at risk for the period January 1, 1998 to December 31, 1998, given a negative 200 basis point decline in interest rates was 9.51%, or a projected $225,000 decrease in net income. The majority of the decrease was the trading portfolio earnings at risk estimated to be $133,000, while all other earnings as risk were $92,000.

         Equity value risk as of December 31, 1997 was 5.46%, or a $961,000 decrease in the present value of equity, given a 200 basis point increase in interest rates. The present value of the trading portfolio would decrease $19,000, while the combined present value of all other assets and liabilities would decline $942,000.

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

         The following table sets forth the capital ratios of the Bank as of December 31, 1997 and 1996.

                                                                        December 31,
                                              Regulatory           ---------------------
                                             Requirements           1997           1996
                                             ------------          ------          -----
Leverage ratio:
 Tier I (core capital) ratio..............       4.0%*             12.58%          10.70%
Risk-based capital ratios:
 Tier I capital/risk-weighted.............       4.0%              18.02%          15.19%
 Tier I and Tier II capital/
          Risk-weighted assets............       8.0%              19.28%          16.45%

------------
* The Pennsylvania Department of banking requires the Bank to maintain a minimum Tier I leverage capital ratio of at least 6.5% under the terms of the Administrative Order.

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

         During 1997, the Bank incurred $12,100 expense for the Bank Insurance Fund of the FDIC.

         "YEAR 2000" ISSUES

         During 1997, the Bank formed a Technology Task Team who will be responsible for year 2000 compliance for the Bank. The team members contacted all vendors which they believe would be affected by the millennium change. The Bank's computer application servicer has been dealing with the year 2000 issue since May 1997 and is expecting to complete the host phase by September 1998. During the period of October 1998 to March 1999, the servicer will coordinate an end-to-end test which will allow the Bank to simulate daily processing on sensitive century dates such as Day 1, first Month-end, first Leap Day, etc. At a minimum, testing will involve bank/branch input to host, production cycles and feedback to the general ledger system, and other key interfaces to facilitate completion of the end-to-end test. Most of other computer related vendors are anticipating to be year 2000 compliance during 1998. The Bank's Technology Task Team has inventoried all operating systems, hardware and software and concluded that the majority of personal computers are year 2000 compatible. The Bank will replace those computers which are not compliant as necessary. An estimated cost of $50,000 to $75,000 will be incurred by the Bank for the year 2000 issue.

Item 7.  Financial Statements.

         The following consolidated audited financial statements are included in this Item:

         Index to Financial Statements

                                                                                                  Page Nos.
                                                                                                  --------
             Independent Auditors' Report........................................................   F-1

             Consolidated Balance Sheets as of December 31, 1997 and 1996........................   F-2

             Consolidated Statements of Income for the Years Ended
                    December 31, 1997 and 1996 ..................................................   F-3 to F-4

             Consolidated Statements of Changes in Shareholders' Investment
                    for the Years Ended December 31, 1997 and 1996 ..............................   F-5

             Consolidated Statements of Cash Flows for the Years Ended
                    December 31, 1997 and 1996 ..................................................   F-6 to F-7

             Notes to the Consolidated Financial Statements......................................   F-8 to F-34

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and
    Board of Directors of
    First Lehigh Corporation:

         We have audited the accompanying consolidated balance sheets of First Lehigh Corporation and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' investment and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Lehigh Corporation and subsidiary at December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

         As discussed in Note 12 to the consolidated financial statements, in 1997 the Corporation changed its method of computing earnings per share by adopting Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

/s/ Parente, Randolph, Orlando, Carey & Associates

Allentown, Pennsylvania
February 3, 1998

                     FIRST LEHIGH CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 1997 AND 1996
                                 (In thousands)

-------------------------------------------------------------------------------------

                                                                  1997         1996
-------------------------------------------------------------------------------------

                                     ASSETS

CASH AND DUE FROM BANKS                                         $  7,470     $  2,861

FEDERAL FUNDS SOLD                                                   611        1,759

TRADING SECURITIES                                                 7,571        6,309

SECURITIES AVAILABLE-FOR-SALE                                     17,908       21,922

SECURITIES HELD-TO-MATURITY (Fair value of $3,990
      and $3,899)                                                  4,085        4,091

LOANS (Net of $1,586 and $1,624 allowance for loan losses)        62,820       64,374

PREMISES AND EQUIPMENT                                             4,365        2,022

FORECLOSED ASSETS HELD FOR SALE, Net                               1,597        4,850

OTHER ASSETS                                                       2,292        2,092
                                                                --------     --------

                                 TOTAL ASSETS                   $108,719     $110,280
                                                                ========     ========

                    LIABILITIES AND SHAREHOLDERS' INVESTMENT

DEPOSITS:
      Noninterest-bearing                                       $ 11,258     $ 10,086
      Interest-bearing                                            80,888       85,853
                                                                --------     --------

                   Total deposits                                 92,146       95,939

OTHER BORROWED FUNDS                                                --          1,200

LONG-TERM DEBT                                                     1,214          272

OTHER LIABILITIES                                                    909          859
                                                                --------      --------

                Total liabilities                                 94,269       98,270

SHAREHOLDERS' INVESTMENT                                          14,450       12,010
                                                                --------     --------

               TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT   $108,719     $110,280
                                                                ========     ========

-----------------------------------------------------------------------------------

                 See Notes to Consolidated Financial Statements

                     FIRST LEHIGH CORPORATION AND SUBSIDIARY

                        CONSOLIDATED STATEMENT OF INCOME
                    FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
          (In thousands, except per share data and shares outstanding)

---------------------------------------------------------------------------------------

                                                                    1997         1996
---------------------------------------------------------------------------------------
INTEREST INCOME:
      Interest and fees on loans                                  $ 5,824       $ 5,673
      Interest and dividends on investment securities:
          Taxable interest income                                   1,660         1,637
          Dividends                                                   154           264
      Interest on overnight funds                                     168           105
                                                                  -------       -------

                   Total interest income                            7,806         7,679
                                                                  -------       -------

INTEREST EXPENSE:
      Interest on deposits                                          3,579         3,571
      Interest on other borrowed funds                                 26            50
      Interest on long-term debt                                      108            30
                                                                  -------       -------

                   Total interest expense                           3,713         3,651
                                                                  -------       -------

NET INTEREST INCOME                                                 4,093         4,028
PROVISION (CREDIT) FOR LOAN LOSSES                                  1,003          (367)
                                                                  -------       -------

NET INTEREST INCOME AFTER PROVISION (CREDIT)
      FOR LOAN LOSSES                                               3,090         4,395
                                                                  -------       -------

OTHER INCOME:
      Service charges, fees and other income                          492           459
      Gain on sale of foreclosed assets, net                           49            62
      Gain on sale of real estate                                     183            53
      Rental income                                                   191             1
      Gain on sale of deposits                                        478
      Unrealized holding gains on trading securities                1,163           372
      Realized gains (losses) on:
          Trading securities                                        2,528         1,006
          Securities available-for-sale                                22            79
          Securities held-to-maturity                                               (18)
      Litigation settlement                                           184         1,539
                                                                  -------       -------

                   Total other income                               5,290         3,553
                                                                  -------       -------

                    FIRST LEHIGH CORPORATION AND SUBSIDIARY

                        CONSOLIDATED STATEMENT OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
          (In thousands, except per share data and shares outstanding)

---------------------------------------------------------------------------------------
                                                                     1997        1996
---------------------------------------------------------------------------------------
OTHER EXPENSES:
      Salaries and employee benefits                              $ 1,633       $ 1,485
      Net occupancy expense                                           442           462
      Equipment expense                                               209           207
      FDIC insurance                                                  106           156
      Foreclosed asset expenses                                     1,175         1,175
      Other                                                         1,812         2,318
                                                                  -------       -------

                   Total other expenses                             5,377         5,803
                                                                  -------       -------

NET INCOME                                                        $ 3,003       $ 2,145
                                                                  =======       =======

EARNINGS PER SHARE - BASIC                                        $  1.28       $  0.86
                                                                  =======       =======

EARNINGS PER SHARE - DILUTED                                      $  0.86       $  0.63
                                                                  =======       =======


---------------------------------------------------------------------------------------

                 See Notes to Consolidated Financial Statements

                     FIRST LEHIGH CORPORATION AND SUBSIDIARY

          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' INVESTMENT
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                  (In thousands, except for share information)

------------------------------------------------------------------------------------------------------------------------------------
                                                   SENIOR                 SERIES A
                                                 PREFERRED               PREFERRED                               CONTRIBUTED
                                                   STOCK                   STOCK            COMMON STOCK         CAPITAL IN
                                           ---------------------     -----------------   ------------------     EXCESS OF PAR
                                           SHARES         AMOUNT     SHARES     AMOUNT    SHARES      AMOUNT        VALUE
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995              848,902           $8      682,000       $7     2,000,000      $20         $8,764

ISSUANCE OF SENIOR PREFERRED
      STOCK IN LIEU OF CASH DIVIDEND       51,461            1                                                         257

NET INCOME

NET CHANGE IN UNREALIZED
      APPRECIATION (DEPRECIATION)
                                          -------           --      -------       --     ---------      ---         ------
BALANCE AT DECEMBER 31, 1996              900,363            9      682,000        7     2,000,000       20          9,021

ISSUANCE OF COMMON STOCK
      UNDER STOCK BONUS PLAN                                                                50,000                     150

DIVIDENDS DECLARED ON
      SENIOR PREFERRED AND
      SERIES A PREFERRED STOCK

NET INCOME

NET CHANGE IN UNREALIZED
      APPRECIATION (DEPRECIATION)
                                          -------           --      -------       --     ---------      ---         ------
BALANCE AT DECEMBER 31, 1997              900,363           $9      682,000       $7     2,050,000      $20         $9,171
                                          =======           ==      =======       ==     =========      ===         ======


-------------------------------------------------------------------------------------
                                                            NET
                                                         UNREALIZED
                                                        APPRECIATION
                                                       (DEPRECIATION)
                                                        ON SECURITIES        TOTAL
                                             RETAINED     AVAILABLE      SHAREHOLDERS'
                                             EARNINGS     FOR SALE        INVESTMENT
-------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995                 $ 1,340        $ 94           $ 10,233

ISSUANCE OF SENIOR PREFERRED
      STOCK IN LIEU OF CASH DIVIDEND            (258)

NET INCOME                                     2,145                          2,145

NET CHANGE IN UNREALIZED
      APPRECIATION (DEPRECIATION)                           (368)              (368)
                                             -------       -----           --------
BALANCE AT DECEMBER 31, 1996                   3,227        (274)            12,010

ISSUANCE OF COMMON STOCK
      UNDER STOCK BONUS PLAN                                                    150

DIVIDENDS DECLARED ON
      SENIOR PREFERRED AND
      SERIES A PREFERRED STOCK                  (962)                          (962)

NET INCOME                                     3,003                          3,003

NET CHANGE IN UNREALIZED
      APPRECIATION (DEPRECIATION)                            249                249
                                             -------       -----           --------
BALANCE AT DECEMBER 31, 1997                 $ 5,268       $ (25)          $ 14,450
                                             =======       =====           ========



--------------------------------------------------------------------------------
                 See Notes to Consolidated Financial Statements

                     FIRST LEHIGH CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                                 (In thousands)

--------------------------------------------------------------------------------------------

                                                                         1997         1996
--------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                       $ 3,003       $ 2,145
      Adjustments to reconcile net income to net cash provided
          by operating activities:
               Realized gains on securities available-for-sale             (22)          (79)
               Gain on sale of foreclosed assets, net                      (49)          (62)
               Gain on sale of deposits                                    478
               Provision (credit) for loan losses                        1,003          (367)
               Provision for foreclosed assets losses                      655           602
               Depreciation of premises and equipment                      182           161
               Amortization                                                 14            73
               Gain on sale/disposal of equipment                           27            (7)
               Realized losses on securities held-to-maturity                             18
               Net increase in trading securities                       (1,262)         (271)
               Gains on other assets                                      (183)         (397)
               Change in:
                   Other assets                                            184           (79)
                   Other liabilities                                      (220)          387
                                                                       -------       -------

                        Net cash provided by operating activities        3,810         2,124
                                                                       -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from the sale of securities available-for-sale            1,952         4,038
      Proceeds from the maturity of securities available-for-sale        2,325         3,789
      Purchases of securities available-for-sale                                      (8,604)
      Proceeds from sale of securities held-to-maturity                                  327
      Net increase in loans                                             (1,526)       (8,944)
      Proceeds from sales of premises and equipment                                       54
      Capital expenditures for premises and equipment                     (450)          (56)
      Capital expenditures for foreclosed assets                          (101)          (43)
      Proceeds from sales of foreclosed assets                           3,287         1,483
      Proceeds from sales of other assets                                  484           691
                                                                       -------       -------

                        Net cash provided by (used in)
                             investing activities                        5,971        (7,265)
                                                                       -------       -------

                     FIRST LEHIGH CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                                 (In Thousands)

--------------------------------------------------------------------------------------------
                                                                         1997         1996
--------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Sale of deposit accounts                                         $(6,820)
      Net (decrease) increase in other borrowed funds                   (1,200)      $ 1,200
      Dividend payments                                                   (740)
      Payments on long-term debt                                          (109)         (109)
      Net increase in deposits                                           2,549         3,627
                                                                       -------       -------

                        Net cash (used in) provided by
                             financing activities                       (6,320)        4,718
                                                                       -------       -------

NET INCREASE (DECREASE) IN
      CASH AND CASH EQUIVALENTS                                          3,461          (423)

CASH AND CASH EQUIVALENTS, BEGINNING                                     4,620         5,043
                                                                       -------       -------

CASH AND CASH EQUIVALENTS, ENDING                                      $ 8,081       $ 4,620
                                                                       =======       =======

SUPPLEMENTARY DISCLOSURE:
      Cash paid for interest                                           $ 3,712       $ 3,657
                                                                       =======       =======

      Cash paid for income taxes                                       $    47       $    22
                                                                       =======       =======



--------------------------------------------------------------------------------
                 See Notes to Consolidated Financial Statements

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

FIRST LEHIGH CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


      The Company believes that it and the Bank are substantially in compliance with the Pennsylvania Order as of December 31, 1997. The Pennsylvania Order requires the Bank to reduce the level of nonaccrual loans to total gross loans noted in the Report of Examination as of June 30, 1995, to no more than 4% by November 24, 1996 and to 2% by February 22, 1997. As of December 31, 1997, this ratio was 2.1% which was higher than the 2% required by the Pennsylvania Order. Additionally, the Pennsylvania Order requires the Bank to reduce the level of classified assets as of June 30, 1995, to no more than 75% of Tier I capital and the allowance for loan losses by November 24, 1996 and to 50% by February 22, 1997. As of December 31, 1997, this ratio was 23.68%. The Pennsylvania Order also contains a provision requiring the Bank to maintain, at all times, a minimum Tier I capital equal to or greater than 6.5% of the Bank's adjusted total assets, plus a "fully-funded loan loss reserve." As of December 31, 1997, this ratio was 12.58% and the Bank's loan loss reserve was fully funded.

      The Federal Reserve Agreement requires the Company to obtain the approval of the Federal Reserve Bank and the Department in order to declare or pay any dividends to its shareholders.

      The Memorandum of Understanding and Federal Reserve Agreement also place certain requirements related to capital, adversely classified assets and management policies. Such requirements are no more restrictive than those included in the Pennsylvania Order issued by the Department. Management believes the Corporation is in compliance with the Memorandum of Understanding and the Federal Reserve Agreement as of December 31, 1997.

      The Company's and the Bank's continued existence is dependent upon its ability to achieve compliance with the terms of the administrative order and other regulatory agreements. The Corporation's management believes that compliance will be achieved allowing the Corporation to continue as a going concern in its present form.


 2.   NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

      NATURE OF OPERATIONS

         First Lehigh Corporation and its subsidiaries, Pond Associates (a partnership) and First Lehigh Bank, and First Lehigh Bank's subsidiaries (Allentown Properties, Inc., Quakertown Properties, Inc., Walnutport Properties, Inc., Walnutport Properties II, Inc., Winchester Property Management Corporation and Pond Road Properties, Inc.) (collectively the "Corporation") provide commercial banking services.

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

FIRST LEHIGH CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         First Lehigh Bank is a commercial bank which provides a variety of financial services to individuals and small business customers through its five branch offices in Walnutport, Cherryville, Bethlehem and Allentown, Pennsylvania. Its primary deposit products are passbook and statement savings accounts, certificates of deposit, NOW accounts, money market accounts, checking accounts and club accounts. Its primary lending products are secured small business loans and lines of credit, residential loans, installment loans and secured consumer loans.

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

FIRST LEHIGH CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      INVESTMENT SECURITIES

         Securities held-to-maturity are debt securities for which the Bank has the positive intent and ability to hold to maturity and are reported at amortized cost.

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

FIRST LEHIGH CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

FIRST LEHIGH CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      STATEMENT OF CASH FLOWS

         The Corporation considers all cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold to be cash equivalents for purposes of the statement of cash flows.

         The Corporation transferred approximately $539,000 and $2,015,000 from loans to foreclosed assets held for sale during the years ended December 31, 1997 and 1996, respectively.

      FAIR VALUES OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be utilized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.

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

FIRST LEHIGH CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

FIRST LEHIGH CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

 4.   INVESTMENT SECURITIES

      Trading securities are comprised of marketable equity securities with a cost basis of $4,908,000 and $4,810,000 at December 31, 1997 and 1996,
      respectively. Unrealized net holding gains on trading securities of $1,163,000 and $372,000 were included in earnings in 1997 and 1996, respectively.

      The amortized cost of other securities and their fair value at December 31, 1997 and 1996 were as follows (in thousands):

                                                                                        1997
                                                          --------------------------------------------------------------
                                                                               GROSS                GROSS
                                                          AMORTIZED          UNREALIZED          UNREALIZED       FAIR
                                                            COST               GAINS               LOSSES         VALUE
                                                          ---------          ----------          ----------      --------
      SECURITIES AVAILABLE-
         FOR-SALE
             Obligations of the U.S.
                Treasury and other U.S.
                government agencies and
                corporations                              $15,109              $  84               $  (92)        $15,101
             Other, primarily corporate
                debt securities                             2,774                 19                  (36)          2,757
             Equity securities                                 50                  -                    -              50
                                                          -------              -----               ------         -------

                    Total securities
                       available-for-sale                 $17,933              $ 103               $ (128)        $17,908
                                                         ========              =====              =======         =======

      SECURITIES HELD-TO-
         MATURITY
             Obligations of the U.S.
                Treasury and other U.S.
                government agencies and
                corporations                             $  4,035              $   -              $   (95)        $ 3,940
             Foreign securities                                50                                                      50
                                                          -------              -----               ------         -------

                    Total securities
                       held-to-maturity                  $  4,085              $   -              $   (95)        $ 3,990
                                                         ========              =====              =======         =======

FIRST LEHIGH CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                                        1996
                                                        -----------------------------------------------------------------
                                                                              GROSS                GROSS
                                                         AMORTIZED          UNREALIZED          UNREALIZED         FAIR
                                                           COST               GAINS               LOSSES           VALUE
                                                         --------            ---------          ----------        -------
      SECURITIES AVAILABLE-
         FOR-SALE
             Obligations of the U.S.
                Treasury and other U.S.
                government agencies and
                corporations                              $19,279              $  83                $(287)        $19,075
             Other, primarily corporate
                debt securities                             2,867                  3                  (73)          2,797
             Equity securities                                 50                  -                    -              50
                                                          -------              -----                -----         -------

                    Total securities
                       available-for-sale                 $22,196              $  86                $(360)        $21,922
                                                          =======              =====                =====         =======

      SECURITIES HELD-TO-
         MATURITY
             Obligations of the U.S.
                Treasury and other U.S.
                government agencies and
                corporations                              $ 4,041              $   -                $(192)        $ 3,849
             Foreign securities                                50                                                      50
                                                          -------              -----                -----         -------

                    Total securities
                       held-to-maturity                   $ 4,091              $   -                $(192)        $ 3,899
                                                          =======              =====                =====         =======

FIRST LEHIGH CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      The amortized cost and fair value of debt securities held-to-maturity and securities available-for-sale at December 31, 1997 by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                       SECURITIES                  SECURITIES
                                                  AVAILABLE-FOR-SALE            HELD-TO-MATURITY
                                               -----------------------         ------------------
                                               AMORTIZED         FAIR          AMORTIZED     FAIR
                                                  COST          VALUE            COST       VALUE
                                               ---------       -------         ---------   -------
         Due within one year                    $     -        $     -          $   -       $    -
         Due after one year
             through five years                     661            657             50           50
         Due after five years
             through ten years                   13,402         13,421          4,035        3,940
         Due after ten years                        756            769              -            -
                                                -------        -------          -----       ------

         Total debt securities                   14,819         14,847          4,085        3,990

         Mortgage-backed securities               3,064          3,011              -            -
                                                -------        -------          -----       ------

                Total                           $17,883        $17,858         $4,085       $3,990
                                                =======        =======         ======       ======

      The proceeds, gross gains and gross losses from the sale of available-for-sale securities during the year ended December 31, 1997 and 1996 were as follows (in thousands):


                                                                                1997        1996
                                                                               ------      ------
         Proceeds                                                              $1,952      $4,038
         Gross gains                                                               31         131
         Gross losses                                                               9          52


      On October 22, 1996, the Company sold debt securities classified as held-to-maturity with an amortized cost of $345,000 for $327,000 resulting in a realized loss of $18,000. The Bank's regulators classified this security due to a negative change in the issuer's credit worthiness resulting in management's decision to liquidate the security.

      Investment securities with a carrying value of approximately $10,457,000 and $8,459,000 at December 31, 1997 and 1996, respectively were pledged to secure certain deposits, repurchase agreements and for other purposes as required by law.

FIRST LEHIGH CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      At December 31, 1997, there is no concentration of investments that exceed 10% of shareholders' equity for any individual issuer excluding those guaranteed by the U.S. government.

      In management's opinion, no permanent impairment of the value of any held-to-maturity or available-for-sale securities has occurred at December 31, 1997.


 5.   LOANS

      The components of loans in the consolidated statements of financial condition were as follows at December 31, 1997 and 1996, (in thousands):

                                                         1997          1996
                                                       --------      --------
         Commercial                                    $  3,416      $  3,659
         Real estate construction                         4,620         4,920
         Commercial real estate                          18,485        19,842
         Residential real estate                         24,381        25,941
         Consumer                                         6,467         4,453
         Automobile loans                                 7,267         7,619
                                                       --------      --------

                       Subtotal                          64,636        66,434

         Unearned income                                    230           436
         Allowance for loan losses                        1,586         1,624
                                                       --------      --------

                              Net loans                 $62,820      $ 64,374
                                                        =======      ========

FIRST LEHIGH CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      An analysis of the changes in the allowance for loan losses follows:

                                                            1997         1996
                                                          -------       ------

         Balance at January 1                             $ 1,624       $1,624
                                                           ------       ------

         Loans charged off                                 (1,172)        (849)
         Recoveries                                           131        1,216
                                                          -------       ------

                  Net (charge offs) recoveries             (1,041)         367
                                                          -------       ------

         Provision (credit) for loan losses                 1,003         (367)
                                                          -------       ------

         Balance at December 31                           $ 1,586       $1,624
                                                          =======       ======

      Impairment of loans having recorded investments of $3,364,000 at December 31, 1997, and $2,052,000 at December 31, 1996, has been recognized in conformity with FASB Statement No. 114 as amended by FASB Statement No.
      118. The average recorded investment in impaired loans during 1997 and 1996 was $1,969,000 and $3,718,000, respectively. The total allowance for loan losses related to these loans was $655,000 and $258,000 at December 31, 1997 and 1996, respectively. Payments received on impaired loans and applied to principal were $314,000 and $1,180,000 in 1997 and 1996, respectively. The Bank is not committed to lend additional funds to debtors whose loans are impaired.

      Smaller balance homogeneous loans excluded from the impaired loan classification include residential real estate and consumer loans. Loans to the real estate development industry were approximately $1,157,000 and $3,400,000 at December 31, 1997 and 1996, respectively.

      The Corporation makes loans to its officers and directors and to their associates. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The following table summarizes loan activity with officers, directors and their associates during the years ended December 31, 1997 and 1996 (in thousands):

                                                            1997          1996
                                                           ------        ------
         Balance, beginning                                $2,395        $2,538
         Advances                                              40         1,275
         Payments and other reductions                       (245)       (1,418)
                                                           ------        ------
         Balance, ending                                   $2,190        $2,395
                                                           ======        ======

FIRST LEHIGH CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


 6.   FORECLOSED ASSETS HELD FOR SALE

      The following table summarizes the activity in foreclosed assets held for sale during the years ended December 31, 1997 and 1996 (in thousands):

                                                                           1997          1996
                                                                          ------        ------
         Balance, beginning                                               $5,200        $4,875
         Transfers from loans                                                539         2,015
         Additional capitalized costs                                         97            56
         Disposals                                                        (3,234)       (1,433)
         Charge-offs                                                        (705)         (313)
                                                                          ------        ------

                  Total                                                    1,897         5,200

         Less allowance for write-downs of foreclosed assets                 300           350
                                                                          ------        ------
         Balance, ending                                                  $1,597        $4,850
                                                                          ======        ======

      The following table summarizes the activity in the allowance for write-downs of foreclosed assets during the years ended December 31, 1997 and 1996 (in thousands):


                                                                           1997          1996
                                                                         --------       ------
         Balance, beginning                                              $   350        $   61
         Provision for foreclosed asset losses                               655           602
         Charge-offs                                                        (705)         (313)
                                                                         -------        ------
         Balance, ending                                                 $   300        $  350
                                                                         =======        ======

      Income of $1,539,000 from a litigation settlement related to foreclosed assets held for sale was recognized in 1996.

FIRST LEHIGH CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

 7.   PREMISES AND EQUIPMENT

      The following is a summary of premises and equipment at December 31, 1997 and 1996 (in thousands):

                                                                     1997        1996
                                                                   -------     -------
         Land and improvements                                     $   893     $   243
         Buildings and leasehold improvements                        4,323       2,003
         Equipment and fixtures                                      2,018       1,936
                                                                   -------     -------

                  Total                                              7,234       4,182

         Less accumulated depreciation and amortization              2,869       2,160
                                                                    ------     -------

                             Total                                  $4,365     $ 2,022
                                                                    ======     =======


 8.   TIME DEPOSITS

      The aggregate amount of time certificates of deposit in denominations of $100,000 or more was $7,293,000 and $7,752,000 at December 31, 1997 and
      1996, respectively. Interest related to time certificates of deposit in denominations of $100,000 or more was approximately $399,000 and $388,000 for the years ended December 31, 1997 and 1996, respectively.

      At December 31, 1997, the scheduled maturities of certificates of deposit under $100,000 are as follows:

         1998                                           $19,902
         1999                                            15,330
         2000                                             3,086
         2001                                             1,433
         2002 and thereafter                                437
                                                        -------
                                                        $40,188
                                                        =======

FIRST LEHIGH CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


 9.   OTHER BORROWED FUNDS

      Information concerning securities sold under agreements to repurchase and other borrowings is summarized as follows (dollars in thousands):


                                                                  1997           1996
                                                                -------         ------
         Year end balance                                        $    -         $1,200
         Average interest rate during the year                     6.28%          5.94%
         Average balance during the year                         $  404         $  849
         Maximum month-end balance during the year               $3,000         $2,400

         Securities underlying the agreements (actual
             ownership  not transferred) at year end:
                Amortized cost                                   $6,637         $4,643
                Fair value                                       $6,581         $4,431


10.   LONG-TERM DEBT

      The Corporation has a secured promissory note with principal payments of $9,100, plus interest, due monthly, maturing in 1999. Interest is calculated by using the lender's commercial rate plus .6%. At December 31, 1997 $163,000 was outstanding on this debt. The note is secured by less than 10% of the shares of Bank stock owned by the Corporation.

      The Corporation has a mortgage payable with Firstrust Bank of $1,051,000 at December 31, 1997. The mortgage is due in monthly payments, including interest at 8.25%, of $11,013 through February 2001 with the outstanding balance due in a balloon payment of approximately $890,000. The mortgage is secured by real estate with a carrying value of approximately $3,002,000.

      Maturities of long-term debt at December 31, 1997 are as follows:

         YEARS ENDING DECEMBER 31
         ------------------------
            1998                                                    $  156,000
            1999                                                       105,000
            2000                                                        55,000
            2001                                                       898,000
                                                                    ----------
                                                                    $1,214,000
                                                                    ==========

FIRST LEHIGH CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

11.   SHAREHOLDERS' INVESTMENT

      Shareholders' investment at December 31, 1997 and 1996 consists of the following (in thousands, except share information):


                                                                                         1997        1996
                                                                                       ------      -------
         Senior preferred stock, par value $.01 per share, 1,500,000
            shares authorized, 900,363 shares issued and outstanding                   $    9       $    9

         Series A preferred stock, par value $.01 per share, 1,000,000 shares authorized; 682,000 shares issued and outstanding (liquidation
            preference of $2,114)                                                           7            7

         Common stock, par value $.01 per share, 10,000,000 shares
            authorized; 2,050,000 and 2,000,000 shares issued and outstanding
            in 1997 and 1996, respectively                                                 20           20

         Contributed capital in excess of par value                                     9,171        9,021

         Retained earnings, including partners' equity from partnership
             included in consolidation                                                  5,268        3,227

         Net unrealized depreciation on securities available-for-sale                     (25)        (274)
                                                                                      -------      -------

                       Total shareholders' investment                                 $14,450      $12,010
                                                                                      =======      =======


      Each share of the Corporation's senior preferred stock is convertible at the option of the shareholder, prior to October 31, 1998, to common stock at the rate of one share of common stock for each share of senior preferred stock. The conversion rate will be adjusted on November 1, 1998 if the greater of book value or market value of the Corporation's common stock is not equal to $5.00 or more per share at the close of business on the last trading day of the New York Stock Exchange in October 1998. No adjustment will be made if the greater of the market value or book value is equal to or greater than $5.00 per share at such time. Conversion rates are adjusted for common stock dividends and splits. The senior preferred stock dividend is at an annual rate of $.25 per share. The liquidation price of the senior preferred stock is $5.00 plus any accrued dividends. During 1996, 51,461 shares of senior preferred stock and $465 in cash were issued in payment of $257,770 dividends in arrears. During 1997, dividends of $406,359, including $237,542 dividends in arrears, were paid to senior preferred stockholders.

FIRST LEHIGH CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      Each share of the Series A preferred stock with a par value of $.01 is convertible at the option of the holder to common stock at the rate of .8 of a share of common stock for each share of Series A preferred stock until March 31, 1999. Conversion rates are adjusted for common stock dividends and splits. The Series A preferred stock dividend is at an annual rate of $.3255 per share. During 1997, $332,986 dividends, including $221,990 dividends in arrears, were paid to Series A preferred stockholders. Cumulative dividends in arrears are $943,464 and $1,220,951 as of December 31, 1997 and 1996, respectively.

      In addition, the Board of Directors declared a fourth quarter 1997 dividend, payable to recordholders of December 17, 1997, to its senior preferred stockholders of $56,272 and $166,493 to its Series A preferred stockholders.


12.   EARNINGS PER SHARE

      In 1997, the Corporation adopted SFAS No. 128, "Earnings Per Share," which changed the computation of earnings per share ("EPS") and requires presentation of two new amounts, basic and diluted EPS, and additional informational disclosures. The adoption of SFAS No. 128 is required for all reporting periods after December 15, 1997 and requires restatement for all prior periods. The adoption of SFAS No. 128 resulted in the restatement of the Corporation's 1996 EPS, as follows:

         Previously reported:
             Basic EPS                                            $.60
             Diluted EPS                                          $.50

         Restated amounts:
             Basic EPS                                            $.86
             Diluted EPS                                          $.63

FIRST LEHIGH CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      The following data show the amounts used in computing earnings per share and the effects of income and the weighted average number of shares of dilutive potential common stock for the years ended December 31, 1997 and 1996:


                                                                          INCOME          COMMON SHARES
                                                                         NUMERATOR         DENOMINATOR          EPS
                                                                         ---------        -------------        -----
         1997
             Net income                                                $3,002,876
             Less preferred stock dividends:
                Series A                                                 (221,991)
                Senior                                                   (225,091)
                                                                        ---------
             Basic EPS
                Net income available to common
                    shareholders                                        2,555,794           2,002,877          $1.28
                                                                                                               =====
             Dilutive effect of potential common stock
                Stock options:
                    Exercise of options outstanding                                            60,000
                    Hypothetical share repurchase
                       at $7.75                                                               (27,097)

                Preferred stock:
                    Common shares issued upon
                       assumed conversion:
                           Series A                                                           545,600
                           Senior                                                             900,363
                Preferred dividend that would not
                    apply upon conversion                                 447,082
                                                                       ----------           ---------

             Diluted EPS                                               $3,002,876           3,481,743          $ .86
                                                                       ==========           =========          =====

FIRST LEHIGH CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                                                         INCOME           COMMON SHARES
                                                                        NUMERATOR          DENOMINATOR          EPS
                                                                        ---------         -------------        -----
         1996
             Net income                                                $2,145,312
             Less preferred stock dividends:
                Series A                                                 (221,991)
                Senior                                                   (212,542)
                                                                        ---------

             Basic EPS
                Net income available to common
                    shareholders                                        1,710,779           2,000,000           $.86
                                                                                                                ====

             Dilutive effect of potential common stock
               Stock options:
                    Exercise of options outstanding                                            60,000
                    Hypothetical share repurchase
                       at $5.25                                                               (40,000)

                Preferred stock:
                    Common shares issued upon
                       assumed conversion:
                           Series A                                                           545,600
                           Senior                                                             850,167
                Preferred dividend that would not
                    apply upon conversion                                 434,533
                                                                       ----------           ---------

             Diluted EPS                                               $2,145,312           3,415,767           $.63
                                                                       ==========           =========           ====

FIRST LEHIGH CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

13.   NONCASH INVESTING AND FINANCING ACTIVITIES

      CONSOLIDATION OF PARTNERSHIP INTEREST

         In December 1997, a settlement was reached involving ongoing litigation centered on a partnership, in which the Company was a limited partner, which owned the building which houses a branch and administrative offices of the Bank. As part of this litigation settlement, the Company received $184,000 representing a $47,000 general partnership interest and a cash settlement of $137,000. The entire $184,000 has been included in other income. After receipt of this settlement, the Company's ownership interest as a general partner exceeded 50%, and therefore, the Company has been required under generally accepted accounting principles to include in its 1997 financial statements all of the accounts of this previously unconsolidated subsidiary. The pro forma balances of this partnership after elimination of intercompany balances are as follows:

         ASSETS
             Premises and equipment                                $1,051,000
             Other assets                                             252,000
                                                                   ----------

                              Total assets                         $1,303,000
                                                                   ==========

         LIABILITIES AND EQUITY
             Mortgage payable                                      $1,051,000
             Other liabilities                                          7,000
             Minority interest                                        191,000
                                                                   ----------

                       Total liabilities                            1,249,000

             Equity                                                    54,000
                                                                   ----------

                         Total liabilities and equity              $1,303,000
                                                                   ==========

         INCOME STATEMENT
             Noninterest income                                    $  188,000
             Mortgage interest                                        (88,000)
             Occupancy expenses                                      (141,000)
                                                                   ----------

                              Net loss                             $  (41,000)
                                                                   ==========

      DIVIDEND PAYMENTS

         At December 31, 1997, the Company has accrued $222,000 of dividends payable to its stockholders in the first quarter of 1998.

      ISSUANCE OF COMMON STOCK

         The Company, under the terms of its nonqualified stock bonus plan, issued 50,000 shares of its common stock in 1997 at the option price of $150,000.

FIRST LEHIGH CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

14.   INCOME TAXES

      The reasons for the difference between the provision for income taxes and the amount computed by applying the statutory federal income tax rate of 34% to income before provision for income taxes are as follows (in thousands):

                                                                                    1997         1996
                                                                                   ------        -----
         Expected provision                                                        $1,021        $ 729
         Effect of tax-exempt income                                                   (9)          (9)
         Effect of dividends received deduction                                       (37)         (63)
         Other                                                                          3            1
         Net operating loss carryforward                                             (978)        (658)
                                                                                   ------        -----
                           Provision for income taxes                              $    -        $   -
                                                                                   ======        =====

      At December 31, 1997, the Corporation has a net operating loss carryforward of approximately $1,594,000 available to offset future taxable income, which begins to expire in 2007 if not utilized.

      The deferred income tax asset and liability components are as follows at December 31, 1997 and 1996 (in thousands):


                                                                                   1997          1996
                                                                                  -------       ------
         Deferred tax assets:
             Net operating loss                                                   $   543       $1,139
             Write-down of foreclosed assets held for sale                            492          498
             Accrued expenses                                                          17           51
             Net unrealized losses on securities available-for-sale                     8           93
                                                                                  -------       ------
                       Total                                                        1,060        1,781
                                                                                  -------       ------

         Deferred tax liabilities:
             Loan losses                                                              (52)         (35)
             Deferred loan costs, net                                                 (11)         (32)
             Depreciation                                                             (86)        (107)
             Accretion                                                                 (6)          (5)
             Trading securities gains                                                (905)        (528)
                                                                                   ------       ------
                       Total                                                       (1,060)        (707)
                                                                                   ------       ------
         Valuation allowance                                                            -       (1,074)
                                                                                   ------       ------
         Net deferred tax asset                                                    $    -      $     -
                                                                                   ======      =======

FIRST LEHIGH CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


15.   REGULATORY MATTERS AND RESTRICTIONS

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

      Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

      To be categorized as well capitalized, a bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. The Bank's actual capital amounts and ratios are also presented in the table. The Company's consolidated capital ratios are not significantly different from those of the Bank. No amounts were deducted from capital for interest-rate risk in either 1997 or 1996.

                                                                                                     TO BE WELL
                                                                                                  CAPITALIZED UNDER
                                                                          FOR CAPITAL                  PROMPT
                                                                            ADEQUACY             CORRECTIVE ACTION
                                                  ACTUAL                    PURPOSES                  PROVISIONS
         (Dollars in thousands)            -------------------        ------------------        -------------------
                                            AMOUNT       RATIO        AMOUNT       RATIO        AMOUNT        RATIO
                                           -------      ------        ------       -----        ------        -----
      As of December 31, 1997:
         Total capital (to risk
             weighted assets)              $14,714       19.28%        $6,104       8.00%        $7,631        10.00%
         Tier I capital (to risk
             weighted assets)              $13,752       18.02%        $3,052       4.00%        $4,578         6.00%
         Tier I capital (to
             average assets) *             $13,752       12.58%        $4,372       4.00%        $5,464         5.00%
      As of December 31, 1996:
         Total capital (to risk
             weighted assets)              $12,775       16.45%        $6,212       8.00%        $7,765        10.00%
         Tier I capital (to risk
             weighted assets)              $11,796       15.19%        $3,106       4.00%        $4,659         6.00%
         Tier I capital (to
             average assets) *             $11,796       10.70%        $4,410       4.00%        $5,513         5.00%

      * The Department requires a minimum of 6.5% under the terms of the Administrative Order.

FIRST LEHIGH CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      Certain restrictions exist regarding the ability of the Bank to transfer funds to First Lehigh Corporation in the form of cash dividends, loans and advances. As of December 31, 1997, no retained earnings of the Bank (included in consolidated retained earnings) were available for distribution to First Lehigh Corporation as dividends, without prior regulatory approval. In addition, First Lehigh Corporation is unable to pay dividends at December 31, 1997, without the prior approval of the Federal Reserve Bank.

      Additionally, the Bank is limited to the amount it may loan or advance to its affiliates unless such loans or advances are collateralized by specified obligations. At December 31, 1997, the maximum amount available for unsecured loans from the Bank to First Lehigh Corporation approximates $1,750,000.


16.   PROFIT-SHARING PLAN

      The Corporation has a noncontributory profit-sharing plan covering eligible employees. Costs of the profit-sharing plan are funded as accrued. Contributions to the plan are discretionary and are determined annually by the Bank's board of directors. Profit sharing expense of $25,000 was recorded for both 1997 and 1996.


17.   STOCK OPTIONS

      1997 NONQUALIFIED STOCK OPTION PLAN

         On November 12, 1997, the Corporation instituted a nonqualified stock option plan for the purpose of securing and retaining key employees. Under this plan, 75,000 shares of common stock have been reserved for future issuance. The option period may vary by agreement, but in no case shall be exercisable after ten years from the date of grant. On December 11, 1997, the Corporation issued options to purchase 50,000 shares of the Corporation's common stock at an option price of $3.00 per share. The options were all exercised prior to December 31, 1997.

      1989 EQUITY INCENTIVE

         In 1989, the Corporation formed the "First Lehigh Corporation 1989 Equity Incentive Plan" for which stock options may be granted to employees for the purchase of up to 84,000 shares of the Corporation's common stock. On December 7, 1995, 60,000 options were issued at $3.50 per share. These options expire December 2005.

FIRST LEHIGH CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      INCENTIVE STOCK OPTION PLAN

         Previously, the Corporation had reserved 66,500 shares of common stock for issuance under a key employee Incentive Stock Option Plan. At January 1, 1996, there were 20,000 remaining options under this plan which expired during 1996. At December 31, 1997, this plan was terminated.

      The Corporation applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. The compensation expense attributable to the participants of the 1997 Nonqualified Stock Option Plan was $100,000. If the Company utilized SFAS No. 123 based on the fair value at the grant date for awards, there would have been no effect on income or earnings per share.

      For purposes of the SFAS No. 123 calculations, the fair value of each option grant is estimated using the Black-Scholes option - pricing model with the following weighted-average assumptions for grants issued in 1997:

             Dividend yield                                             .00%
             Expected volatility                                        .00%
             Risk-free interest rate                                   5.55%
             Expected life                                              None


18.   FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

      The Corporation generally does not require collateral or other security to support financial instruments with off-balance sheet credit risk.

      Financial instruments whose contract amounts represent credit risk are as follows at December 31, 1997:

         Commitments to extend credit                              $3,176,632
         Standby letters of credit                                  1,293,265

FIRST LEHIGH CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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


19.   FAIR VALUES OF FINANCIAL INSTRUMENTS

      The estimated fair values of the Corporations' financial instruments at December 31, 1997 and 1996, are as follows (in thousands):

                                                              1997                          1996
                                                    -------------------------      ----------------------
                                                    CARRYING           FAIR        CARRYING        FAIR
                                                     AMOUNT           VALUE         AMOUNT         VALUE
                                                    --------         --------       --------     --------
         Financial assets:
             Cash and cash equivalents              $  8,081         $  8,081       $  4,620     $  4,620
             Trading account securities                7,571            7,571          6,309        6,309
             Securities available-for-sale            17,908           17,908         21,922       21,922
             Securities held-to-maturity               4,085            3,990          4,091        3,899
             Loans, net of allowance                  62,769           64,276         64,374       63,658
             Accrued interest receivable                 758              758            855          855

         Financial liabilities:
             Deposits                                 92,904           92,598         95,939       95,772
             Other borrowed funds                          -                -          1,200        1,200
             Long-term debt                            1,214            1,214            272          272
             Accrued interest payable                    211              211            211          211

FIRST LEHIGH CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

19.      FIRST LEHIGH CORPORATION (Parent company only)
           CONDENSED FINANCIAL STATEMENTS (In thousands):


                             CONDENSED BALANCE SHEET
                                                                               1997          1996
                                                                              -------      --------
         Assets:
             Deposits with bank subsidiary                                    $   754      $    630
             Accounts receivable                                                   52             5
             Investment in subsidiary                                          13,727        11,522
             Premises and equipment                                             2,346             -
             Other assets                                                         313           356
                                                                              -------       -------
                           Total assets                                       $17,192       $12,513
                                                                              =======       =======

         Liabilities and shareholders' investment:
             Demand notes payable                                             $   163       $   272
             Other liabilities                                                    476           231
             Long-term debt                                                     2,103             -
                                                                              -------       -------
                    Total liabilities                                           2,742           503

             Shareholders' investment                                          14,450        12,010
                                                                              -------       -------
                           Total liabilities and shareholders' investment     $17,192       $12,513
                                                                              =======       =======


                        CONDENSED STATEMENT OF OPERATIONS
                                                                                1997          1996
                                                                              -------        ------
             Investment income                                                $    18        $   24
             Other income                                                         449            42
             Other expenses                                                      (312)         (919)
             Interest expense                                                    (197)          (30)
                                                                              -------        ------
             Loss before equity in income of subsidiary                           (42)         (883)
             Equity in net income of subsidiary                                 3,045         3,028
                                                                              -------        ------
             Net income                                                       $ 3,003       $ 2,145
                                                                              =======       =======

FIRST LEHIGH CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                        CONDENSED STATEMENT OF CASH FLOWS

                                                                                1997          1996
                                                                               ------        ------
         Cash flows from operating activities:
             Net income                                                        $3,003        $2,145
             Adjustments to reconcile net income to
                net cash used in operating activities:
                    Equity in net income of subsidiary                         (3,045)       (3,028)
                    Increase or decrease in:
                       Accounts receivable                                        (47)            1
                       Loans                                                                     94
                       Other assets                                               (72)          484
                       Other liabilities                                          172           230
                                                                               ------       -------
                           Net cash used in operating activities                   11           (74)
                                                                               ------       -------
         Cash flows provided by investing activities,
             Dividends received from subsidiary                                   962            --
                                                                               ------       -------
         Cash flows from financing activities,
             Distributions to shareholders                                       (740)
             Payments on note payable                                            (109)         (109)
                                                                               ------       -------
                           Net cash used in investing activities                 (849)         (109)
                                                                               ------       -------
         Net decrease in deposits with bank subsidiary                            124          (183)

         Deposits with bank subsidiary at beginning of year                       630           813
                                                                               ------       -------
         Deposits with bank subsidiary at end of year                          $  754       $   630
                                                                               ======       =======

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         (a)  Directors and Executive Officers.

         The following table sets forth certain information regarding the executive officers and directors of the Company and the Bank.


        Name                   Age                        Position
       -----                   ---                        --------
James L. Leuthe                 56         Chairman of the Board, Acting President, Chief
                                           Executive Officer and Director of the Company

Wilbur R. Roat                  50         President, Chief Executive Officer and Director
                                           of the Bank and Director of the Company

George M. Baltozer              63         Executive Vice President and Chief Operating
                                           Officer of the Bank

Kashmira K. Lodaya              49         Treasurer of the Company and Vice President
                                           and Controller of the Bank

Stephen M. Alinikoff            53         Director of the Company and the Bank

Peter Barter                    82         Director of the Company and the Bank

Robert B. Colfer                55         Director of the Company and the Bank

Vincent Dieter                  63         Director of the Company and the Bank

Charles D. Flack, Jr.           43         Director of the Company and the Bank

Harry J. Lentz                  88         Director of the Company and the Bank

John H. McKeever                72         Secretary and Director of the Company and
                                           Chairman of the Board, Secretary and Director
                                           of the Bank

         James L. Leuthe has served as Chairman and a director of the Company since its formation in 1982 and is currently serving as the Company's Acting President. Mr. Leuthe has also served from time to time as the Company's President, most recently from October 1992 to October 1993, and as Chairman and a director of the Bank from 1971 to May 1993. Mr. Leuthe is also the President of Midland Farms, Inc., a real estate holding and development company and active farm operation, and a director of The Bethlehem Corporation, an industrial equipment and machinery manufacturer. Mr. Leuthe was subject to a 1993 order of the Department and two former orders of the FDIC of 1987 and 1992, under which he resigned as an officer of the Bank. See also "Legal Proceedings" in Part I above for a description of the current FDIC administrative proceedings against Mr. Leuthe.

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

Item 10.  Executive Compensation.

         (a)  Executive Compensation.

         The following tables contain compensation data with respect to the Company's Chief Executive Officer, each executive officer whose total salary and bonus for 1997 exceeded $100,000.

                           Summary Compensation Table

                               Annual Compensation

                                                                                               Long-Term
                                                                                              Compensation
                                                                                              ------------
                                                                              Other            Securities            All
   Name and                                                                   Annual           Underlying           Other
Principal Position            Year       Salary($)       Bonus($)        Compensation($)       Options(#)      Compensation($)
------------------            ----       ---------       --------        ---------------       ----------      ---------------
James L. Leuthe               1997       $90,000(1)      $100,000           $27,706(2)            --                --
Chairman of the               1996       190,000(1)            --            15,921(2)            --                --
Board, Acting President,      1995        30,000(1)            --            15,203(2)            --                --
Chief Executive Officer
and director of the
Company

Wilbur Roat                   1997         $111,635      $  5,000            $7,053(3)             --                --
President, Chief              1996          107,500            --             6,257(3)             --                --
Executive Officer             1995          107,500        12,500             3,675(3)         60,000           $35,503(4)
and Director of the
Bank and director
of the Company

----------------
(1) Inasmuch as Mr. Leuthe was not deemed an employee of the Company, these amounts were paid to Mr. Leuthe as consulting and management fees. Since October 1992, Mr. Leuthe has committed a majority of his time to the restructuring and raising of capital necessary to assure compliance with the regulatory orders and agreements.

(2) Represents the depreciation expense of $9,422 in 1997, $9,423 in 1996 and $9,423 in 1995 with respect to the use by Mr. Leuthe of a vehicle owned by the Bank and $607, $664 and $890 paid in insurance premiums with respect to such vehicle in 1997, 1996 and 1995, respectively. The total also includes the depreciation expense of $4,061 in 1997, $4,061 in 1996 and $4,061 in 1995 and insurance premiums of $1,437 in 1997, $707 in 1996 and $829 in 1995 with respect to the use by Mr. Leuthe of a vehicle owned by the Company. For 1997 and 1996, the totals include $2,134 and $1,096, respectively, of a non-cash taxable fringe benefit. The total in 1997 includes an auto lease paid by the Company of $10,045.

(3) Represents the depreciation expense of $3,341 in 1997, $2,824 in 1996 and $2,824 in 1995 and insurance premiums of $706 in 1997, $676 in 1996 and $851 in 1995 with respect to the use by Mr. Roat of a vehicle owned by the Bank. For 1997 and 1996 the total includes $3,006 and $2,757, respectively, of a non-cash taxable fringe benefit.

(4)   Represents relocation expense paid to Mr. Roat in 1995.

         The Company did not grant stock options to any executive officers in 1997.

                Fiscal Year-End (December 31, 1997) Option Values

                                                                Value of
                                                               Unexercised
                                     Number of                 In-the-Money
                                Unexercised Options             Options at
                                   at FY-End (#)                FY-End ($)
                                -------------------            ------------

Name                                Exercisable                Exercisable
----                                -----------                ------------
James L. Leuthe                         --                         $ --
Wilbur R. Roat                       60,000(1)                 $ 210,000(2)
---------------
(1) Options to purchase 60,000 shares are exercisable at an exercise price of $3.50 per share.
(2)  Value based upon the per share bid price of $7.00 at December 31, 1997.

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

         Director Compensation

         The non-employee directors of the Bank received fees of $350 for each meeting they at tended through May 28, 1997. As of June 1, 1997, all non-employee directors of the Bank received fees of $450 for each meeting attended. All directors of the Company received a fee of $450 for 1997. During 1997, John H. McKeever, a director of the Company and the Bank, was paid $15,750 for legal services performed for the Company and the Bank. Harry J. Lentz was paid $100 per month for services as an assistant secretary of the Company and the Bank in 1997.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth, as of February 28, 1998, the name and address of each person who is known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock or of more than 5% of the Company's outstanding Series A Preferred Stock, the number of shares of each class beneficially owned and the percentages of the Company's outstanding Common Stock and Series A Preferred Stock so owned. No person holds more than 5% of the Company's outstanding Senior Preferred Stock. The Series A Preferred Stock is convertible at the option of each holder into Common Stock at any time on the following basis: (i) on or before March 31, 1996, each share of Series A Preferred Stock is convertible at the rate of .8 of a share of Common Stock for each share of Series A Preferred Stock and (ii) after March 31, 1996, each share of Series A Preferred Stock is convertible at the rate of .72 of a share of Common Stock for each share of Series A Preferred Stock. However, the Board of Directors of the Company has approved an amendment to the Company's Articles of Incorporation that would retain the .8 conversion rate until March 1999 subject to shareholder approval, and the share amounts and percentages included in the following tables are based upon the .8 per share conversion rate. The Senior Preferred Stock is currently convertible at the option of each holder into Common Stock at any time at the rate of one share of Common Stock for each share of Senior Preferred Stock.

                                                                                                     Percent of
                                                              Percent of       Series A              Outstanding
                                                              Outstanding      Preferred              Series A
                                    Common Stock             Common Stock        Stock             Preferred Stock
                                     Beneficially            Beneficially     Beneficially           Beneficially
Name and Address                       Owned(1)                Owned(1)          Owned                  Owned
----------------                    -------------            ------------     ------------         ---------------
James L. Leuthe(3)                   1,278,780(2)               54.7%           420,000(3)                61.6%
1620 Pond Road
Allentown, PA 18104

Frank Henry                            125,000                   6.3                 --                    --
P.O. Box 1007
Wilkes-Barre, PA 18773

John H. McKeever                       132,800(4)                6.5             50,000                    7.3
1112 Walnut Drive
Danielsville, PA 18038

Robert B. Colfer                       100,000                   4.9             50,000                    7.3
845 W. Wyoming Street
Allentown, PA 18015

A. John May                             42,560                   2.1             51,500(5)                 7.6
4200 One Liberty Place
Philadelphia, PA 19103

Financial East, L.P.                    40,000                   2.0             50,000                    7.3
4200 One Liberty Place
Philadelphia, PA 19103

-------------------

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

(2) Includes 221,640 shares owned by Mr. Leuthe's children and 18,000 shares owned by corporations of which Mr. Leuthe is the controlling shareholder. Mr. Leuthe disclaims beneficial ownership of 12,400 shares of Common Stock held in certain trusts for the benefit of his children that are included in this total.

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

         The following table sets forth, as of February 28, 1998, the amount and percentage of the Company's outstanding Common Stock and Series A Preferred Stock beneficially owned by each director of the Company and by all directors and executive officers of the Company as a group.

                                                                                                   Percent of
                                                        Percent of           Series A             Outstanding
                                                        Outstanding          Preferred              Series A
  Name and Address                Common Stock         Common Stock            Stock             Preferred Stock
   of Individual                  Beneficially         Beneficially         Beneficially          Beneficially
or Identity of Group              Owned(1)(2)             Owned(2)            Owned(1)               Owned
--------------------              ------------         ------------         ------------         ---------------
James L. Leuthe(3)                  1,278,780               54.7%              420,000               61.6%
Stephen M. Alinikoff(4)                45,846                2.5                    --                 --
Peter Barter                           50,000                2.5                    --                 --
Robert B. Colfer(3)                   100,000                4.9                50,000                7.3
Vincent Dieter(5)                      13,960                 --                    --                 --
Charles D. Flack, Jr.(6)               86,756                4.1                    --                 --
Harry J. Lentz                          9,100                 --                    --                 --
John H. McKeever(3)                   132,800                6.5                50,000                7.3
Wilbur R. Roat(7)                      62,000                3.0                    --                 --
All directors and
executive officers as a
group (11 persons)                  1,789,242               71.2%              520,000               76.2%

------------------

(1)   Information furnished by the directors.

(2) Assumes the number of shares of Common Stock that such persons have the right to acquire upon the conversion of the Series A Preferred Stock. Reference is made to "Principal Beneficial Owners" above.

(3)   Reference is made to "Principal Beneficial Owners" above.

(4) This total includes 4,250 shares of Common Stock that Mr. Alinikoff's sister has the right to acquire upon the conversion of 4,250 shares of Senior Preferred Stock; 1,591 shares of Common Stock that Mr. Alinikoff's daughter has the right to acquire upon the conversion of 1,591 shares of Senior Preferred Stock; and 1,005 shares of Common Stock that Mr. Alinikoff has the right to acquire upon the conversion of 1,005 shares of Senior Preferred Stock.

(5)    These shares are owned jointly with Mr. Dieter's wife.

(6) Of these shares, 50,000 shares are held by Diamond Manufacturing Co., a company of which Mr. Flack is a director, the President and a controlling shareholder, 700 shares are owned by Mr. Flack's wife and 9,300 shares are owned by Mr. Flack's three children. This total also includes an aggregate 26,756 shares of Common Stock that two pension funds of Diamond Manufacturing Co. have the right to acquire upon conversion of 26,756 shares of Senior Preferred Stock.

(7) These shares include 2,000 shares owned jointly with Mr. Roat's wife and 60,000 shares that Mr. Roat has the right to acquire under currently exercisable stock options.

Item 12.  Certain Relationships and Related Transactions.

         The Bank has had and expects to continue to have banking and financial transactions in the ordinary course of business with directors and executive officers of the Company and its subsidiaries, and members of such persons' immediate families and companies in which they have an ownership interest of 10% or more, on comparable terms, including interest rates, collateral and repayment terms on extensions of credit, as those prevailing from time to time for other customers. In the opinion of management, such loans and commitments to loan did not involve more than a normal risk of collectibility or present other unfavorable features. As of December 31, 1997, the directors and officers of the Company and their respective affiliates have loans outstanding in the following principal amounts: Mr. Leuthe, $1,349,204; Mr. Alinikoff, $386,405; and Mr. Barter, $76,245.

         The Company has provided advancement of legal expenses on behalf of Mr. Leuthe in connection with the FDIC proceedings described under "Legal Proceedings" in part I of this report.

         The Bank leases certain office space from a partnership in which the Bank owns 49% of the limited partnership interests. The Bank in turn subleases a portion of this space. Net rent expense related to this lease was $112,442 and $195,486 for the years ended December 31, 1996 and 1995, respectively. During 1997, this limited partnership was included in the consolidation.
Therefore, this expense was eliminated in consolidation.

         Mr. McKeever provided legal services to the Bank during 1997. A. John May is a principal beneficial owner of the Company's Series A Preferred Stock. Mr. May is a member of Duane, Morris & Heckscher, which provided legal services for the Company and the Bank in 1996 and 1997.

Item 13.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

Exhibit No.    Description

    3.1        Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company's Form SB-2 Registration State
               ment No. 33-71712).
    3.2        Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the
               Company's Form SB-2 Registration Statement No. 33-71712).
    4.1        Specimen Certificate of Senior Preferred Stock of the Company (incorporated by reference to Exhibit 4.1 to the Company's Form SB-2 Registration
               Statement No. 33-71712).
   10.1        Severance Compensation Agreement between the Bank and Wilbur R. Roat dated December 7, 1995 (incorporated by reference to Exhibit 10.1 to the
               Company's Form 10-KSB Annual Report for the year ended December 31,
               1995).*
   10.2        Government Securities Clearing Agreement dated as of July 12, 1993 between the Bank and Custodial Trust Company (incorporated by reference to Exhibit 10.2 to the Company's Form SB-2 Registration
               Statement No. 33-71712).
   10.3        Promissory Note from the Company to Meridian Bank in the principal amount of $545,183.92 dated June 24, 1994. (Incorporated by reference to
               Exhibit 10.3 of the Company's Form 10-KSB report, as amended, for fiscal year ended December 31, 1994).
   10.4        Office Lease dated June 3, 1994 between the Bank and Neely, Scharadin
               & Silbert, Inc.  (Incorporated by reference to Exhibit 10.4 of the
               Company's Form 10-KSB report, as amended, for fiscal year ended December
               31, 1994).
   10.5        Data Processing Services Agreement between the Bank and Bisys, Inc.
               dated as of January 1, 1997 and Addendum to Services Agreement dated as of October 2, 1997.
   10.6        Office Lease between Pond Associates and First Lehigh Bank dated November 1,
               1990 (incorporated by reference to Exhibit 10.6 to the Company's Form
               SB-2 Registration Statement No. 33-71712).
   10.7        Lease Agreement between 740 Hamilton Street, Inc. and the Germantown
               Savings Bank dated as of February 1, 1971; Lease Assignment and
               Assumption between the Bank and Savings Fund Society of
               Germantown, d/b/a Germantown Savings Bank dated September 19,
               1986; and letter dated August 4, 1993 acknowledging exercise of option term and confirmed by 740 Hamilton Street, Inc. and the
               Bank (each incorporated by reference to Exhibit 10.7 to the
               Company's Form SB-2 Registration Statement No. 33-71712).



   10.8        Lease Agreement between Janice H. Levin and the Estate of Philip J.
               Levin and The Savings Fund Society of Germantown and its Vicinity dated
               July 31, 1974, First Amendment dated January 20, 1975, Second
               Amendment dated June 22, 1984, Assignment and Assumption between the Bank and the Savings Fund Society of Germantown and its
               Vicinity dated as of September 30, 1986, including Consent to
               Assignment of Net Realty Holding Trust, Third Amendment dated
               July 11, 1989, Fourth Amendment dated August 6, 1991, Fifth
               Amendment dated August 26, 1991 and Sixth Amendment dated August
               16, 1993 (each incorporated by reference to Exhibit 10.8 to the
               Company's Form SB-2 Registration Statement No. 33-71712).
   10.9        The Company's 1984 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.9 to the Company's Form SB-2 Registration
               Statement No. 33-71712).*
   10.10       The Company's 1989 Equity Incentive Plan (incorporated by reference to
               Exhibit 10.10 to the Company's Form SB-2 Registration Statement No. 33-71712).*
   10.11       Agreement of Limited Partnership of Pond Associates dated March 2, 1990 among Pond Eight, Inc. and the limited partners set forth
               therein; and First Amendment of Limited Partnership Agreement of
               Pond Associates dated January 15, 1991 (each incorporated by reference to Exhibit 10.12 to the Company's Form SB-2 Registration
               Statement No. 33-71712).
   10.12       Office Lease dated April 30, 1996 between the Bank and Kevin T.
               Fogerty. (Incorporated by reference to the Company's Form 10-KSB annual report for the year ended December 31, 1996).
   10.13       Office Lease dated September 1, 1996 between the Bank and ERA Partners
               Group, Inc. (Incorporated by reference to the Company's Form 10-KSB annual report for the year ended December 31, 1996).
   10.14       Letter amending Lease dated April 28, 1997 between 740 Hamilton
               Street Inc. and the Bank.
   10.15       Seventh Amendment of Lease dated September 15, 1995 between Net
               Realty Holding Trust and the Bank.
   10.16       Eighth Amendment of Lease dated September 3, 1997 between Net
               Realty Holding Trust and the Bank.
   10.17       First Lehigh Corporation Nonqualified Stock Option Plan.*
   21.1        Subsidiaries of the Company. (Incorporated by reference to Exhibit
               21.1 of the Company's Form 10-KSB report for the fiscal year ended
               December 31, 1995).
   23.1        Consent of Parente, Randolph, Orlando, Carey & Associates
   27.1        Financial Data Schedule

-------------------
*  This exhibit is a management contract or compensatory plan or arrangement.

         (b)  Reports on Form 8-K.
         None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FIRST LEHIGH CORPORATION



Date:    March 30, 1998              By: /s/ James L. Leuthe
                                         ---------------------------------------
                                         James L. Leuthe, Chairman of the Board,
                                         Acting President and Chief Executive
                                         Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                               Title                            Date
              ---------                               -----                            -----

/s/ James L. Leuthe                       Chief Executive Officer and              March 30, 1998
-----------------------------------       Director (principal executive officer)
James L. Leuthe


/s/ Kashmira K. Lodaya                    Treasurer (principal financial           March 30, 1998
----------------------------------        and accounting officer)
Kashmira K. Lodaya


/s/ Stephen M. Alinikoff                  Director                                 March 30, 1998
-----------------------------------
Stephen M. Alinikoff


/s/ Peter Barter                          Director                                 March 30, 1998
-----------------------------------
Peter Barter


/s/ Robert B. Colfer                      Director                                 March 30, 1998
-----------------------------------
Robert B. Colfer


/s/ Vincent Dieter                        Director                                 March 30, 1998
-----------------------------------
Vincent Dieter


              Signature                               Title                            Date
              ---------                               -----                            -----


/s/ Charles D. Flack, Jr.                 Director                                 March 30, 1998
-----------------------------------
Charles D. Flack, Jr.


/s/ Harry J. Lentz                        Director                                 March 30, 1998
-----------------------------------
Harry J. Lentz


/s/ John H. McKeever                      Director                                 March 30, 1998
-----------------------------------
John H. McKeever


/s/ Wilbur R. Roat                        Director                                 March 30, 1998
-----------------------------------
Wilbur R. Roat


Supplemental Information to Be Furnished with Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non-Reporting Issuers.

         No annual report to security holders covering the fiscal year ended December 31, 1997 has been sent to the Company's security holders. In accordance with the instructions included under this caption of Form 10-KSB, the Company intends to furnish copies of any such material to the Commission at such time that it is sent to security holders.

         The Company did not hold an annual meeting in 1997, and will forward copies of its proxy statement for its 1998 annual meeting to the Commission at the time of their distributions to shareholders.

                                  Exhibit Index


  Exhibit No.                           Description

     3.1 Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company's Form SB-2 Registration Statement No. 33-71712).
     3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Form SB-2 Registration Statement No. 33-71712).
     4.1 Specimen Certificate of Senior Preferred Stock of the Company (incorporated by reference to Exhibit 4.1 to the Company's Form SB-2 Registration Statement
                       No. 33-71712).
    10.1 Severance Compensation Agreement between the Bank and Wilbur R. Roat dated December 7, 1995.
                       (incorporated by reference to Exhibit 10.1 to the Company's Form 10-KSB Annual Report for the year ended December 31, 1995).*
    10.2               Government Securities Clearing Agreement dated as of
                       July 12, 1993 between the Bank and Custodial Trust Company (incorporated by reference to Exhibit 10.2 to the Company's Form SB-2 Registration Statement
                       No. 33-71712).
    10.3 Promissory Note from the Company to Meridian Bank in the principal amount of $545,183.92 dated June 24, 1994. (Incorporated by reference to Exhibit 10.3 of the Company's Form 10-KSB report, as amended, for fiscal year ended December 31, 1994).
    10.4 Office Lease dated June 3, 1994 between the Bank and Neely, Scharadin & Silbert, Inc. (incorporated by reference to Exhibit 10.4 of the Company's Form 10-KSB report, as amended, for fiscal year ended December 31,
                       1994).
    10.5 Data Processing Services Agreement between the Bank and Bisys, Inc. dated as of January 1, 1997 and Addendum to Services Agreement dated as of October 2, 1997.
    10.6 Office Lease between Pond Associates and First Lehigh Bank dated November 1, 1990 (incorporated by reference to Exhibit 10.6 to the Company's Form SB-2 Registration Statement No. 33-71712).
    10.7 Lease Agreement between 740 Hamilton Street, Inc. and the Germantown Savings Bank dated as of February 1,
                       1971; Lease Assignment and Assumption between the
                       Bank and Savings Fund Society of Germantown, d/b/a

                       Germantown Savings Bank dated September 19, 1986; and letter dated August 4, 1993 acknowledging exercise of option term and confirmed by 740 Hamilton Street, Inc. and the Bank (each incorporated by reference to Exhibit 10.7 to the Company's Form SB-2 Registration Statement No. 33-71712).
    10.8 Lease Agreement between Janice H. Levin and the Estate of Philip J. Levin and The Savings Fund Society of Germantown and its Vicinity dated July 31, 1974, First Amendment dated January 20, 1975, Second Amendment dated June 22, 1984, Assignment and Assumption be tween the Bank and the Savings Fund Society of Germantown and its Vicinity dated as of September 30, 1986, including Consent to Assignment of Net Realty Holding Trust, Third Amendment dated July 11, 1989, Fourth Amendment dated August 6, 1991, Fifth Amendment dated August 26, 1991 and Sixth Amendment dated
                       August 16, 1993 (each incorporated by reference to Exhibit 10.8 to the Company's Form SB-2 Registration Statement No. 33-71712).
    10.9 The Company's 1984 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.9 to the Company's Form SB-2 Registration Statement
                       No. 33-71712).*
    10.10 The Company's 1989 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company's
                       Form SB-2 Registration Statement No. 33-71712).*
    10.11 Agreement of Limited Partnership of Pond Associates dated March 2, 1990 among Pond Eight, Inc. and the limited partners set forth therein; and First Amendment of Limited Partnership Agreement of Pond Associates dated January 15, 1991 (each incorporated by reference to Exhibit 10.12 to the Company's Form SB-2 Registration Statement No. 33-71712).
    10.12 Office Lease dated April 30, 1996 between the Bank and Kevin T. Fogerty. (Incorporated by reference to the Company's Form 10-KSB annual report for the year ended December 31, 1996).
    10.13 Office Lease dated September 1, 1996 between the Bank and ERA Partners Group, Inc. (Incorporated by reference to the Company's Form 10-KSB annual report for the year ended December 31, 1996).
    10.14 Letter amending Lease dated April 28, 1997 between 740 Hamilton Street Inc. and the Bank.
    10.15 Seventh Amendment of Lease dated September 15, 1995 between Net Realty Holding Trust and the Bank.

    10.16 Eighth Amendment of Lease dated September 3, 1997 between Net Realty Holding Trust and the Bank.
    10.17              First Lehigh Corporation Nonqualified Stock Option
                       Plan.*
    21.1 Subsidiaries of the Company. (incorporated by reference to Exhibit 21.1 of the Company's Form 10-KSB report for the fiscal year ended December 31, 1995).
    23.1               Consent of Parente, Randolph, Orlando, Carey & Associates
    27.1               Financial Data Schedule

------------------
*  This exhibit is a management contract or compensatory plan or arrangement.