Form 10QSB
period 1998-03-31
FIRST LEHIGH CORP
filed 1998-05-07
CIK 707357

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from                   to
                               -----------------    -----------------

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


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the issuer's classes of common equity, as of the latest practicable date: 2,053,000 shares of common stock, par value $.01 per share, as of March 31, 1998.

Transitional Small Business Disclosure Format (check one):

                                    Yes    No X
                                       ---   ---


================================================================================

                            FIRST LEHIGH CORPORATION
                                   FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 1998


                                      INDEX
                                      -----

Part I - Financial Information                                                    Page Number
-------------------------------                                                   -----------
Item 1.  Financial Statements:
        Consolidated Balance Sheet as of March 31, 1998
         and December 31, 1997.....................................................       3

        Consolidated Statements of Income for the three months ended
         March 31, 1998 and 1997...................................................    4 - 5

        Consolidated Statement of Cash Flows for the three months ended
         March 31, 1998 and 1997...................................................    6 - 7

         Notes to Consolidated Financial Statements................................   8 - 11

Item 2.  Management's Discussion and Analysis or Plan of Operations................  12 - 27

Part II - Other Information
---------------------------

Item 1.  Legal Proceedings.........................................................  28 - 29

Item 6.  Exhibits and Reports on Form 8-K..........................................       30

         Signatures................................................................       31

FIRST LEHIGH CORPORATION
CONSOLIDATED BALANCE SHEET

                                                                        March 31,   December 31,
                                                                           1998        1997
                                                                        ---------    ---------
                                                                              (in thousands)
                                                                       (Unaudited)
ASSETS
Cash and due from banks .............................................       9,337    $   7,470
Federal funds sold ..................................................         403          611
                                                                        ---------    ---------
                    Cash and cash equivalents .......................       9,740        8,081
Securities held-to-maturity (estimated fair
 value of $3,996 and $3,990, respectively) ..........................       4,084        4,085
Securities available-for-sale .......................................      19,517       17,908
Trading securities ..................................................       8,279        7,571
Loans ...............................................................      63,006       64,636
   Less:  unearned income ...........................................        (192)        (230)
             allowance for loan losses ..............................      (1,815)      (1,586)
                                                                        ---------    ---------
                    Net loans .......................................      60,999       62,820
Premises and equipment, net .........................................       4,351        4,365
Foreclosed assets held for sale, net ................................       1,373        1,597
Other assets ........................................................       2,285        2,292
                                                                        ---------    ---------
                    Total Assets ....................................   $ 110,628    $ 108,719
                                                                        =========    =========

LIABILITIES
Deposits:
   Noninterest-bearing ..............................................   $   9,984    $  11,258
   Interest-bearing .................................................      84,097       80,888
                                                                        ---------    ---------
                    Total Deposits ..................................      94,081       92,146
Other liabilities ...................................................         850          909
Long-term debt ......................................................       1,176        1,214
                                                                        ---------    ---------
                    Total Liabilities ...............................      96,107       94,269
                                                                        ---------    ---------

SHAREHOLDERS' INVESTMENT
Senior preferred stock, par value of $.01 per share, 1,500,000 shares authorized, 897,363 and 900,363 shares
 issued and outstanding in 1998 and 1997, respectively ..............           9            9
Series A preferred stock, par value $.01 per share,
 1,000,000 shares authorized; 682,000 shares issued and
 outstanding (liquidation preference of $2,114) .....................           7            7
Common stock, par value $.01 per share, 10,000,000
 authorized; 2,053,000 and 2,000,000 shares issued
 and outstanding in 1998 and 1997, respectively .....................          20           20
Contributed capital in excess of par value ..........................       9,171        9,171
Retained earnings ...................................................       5,340        5,268
Net Unrealized depreciation on securities available-for-sale ........         (26)         (25)
                                                                        ---------    ---------
                    Total Shareholders' Investment ..................      14,521       14,450
                                                                        ---------    ---------
                    Total Liabilities and Shareholders' Investment ..   $ 110,628    $ 108,719
                                                                        =========    =========

     The accompanying notes are an integral part of the consolidated financial statements.

FIRST LEHIGH CORPORATION
CONSOLIDATED STATEMENT OF INCOME

                                                 THREE MONTHS ENDED MARCH 31,
                                                 ----------------------------
                                                      1998         1997
                                                   ----------   ----------
                                             (in thousands, except per share data)
                                                          (Unaudited)
INTEREST INCOME:
Interest and fees on loans .....................   $    1,390   $    1,437
Interest and dividends on investment securities:
 Taxable interest income .......................          356          439
 Dividends .....................................           31           48
Interest on time deposits ......................            1            0
Interest on overnight funds ....................           89           22
                                                   ----------   ----------
                  Total Interest Income ........        1,867        1,946
                                                   ----------   ----------

INTEREST EXPENSE:
Interest on deposits ...........................          858          881
Interest on other borrowed funds ...............            0            6
Interest on long-term debt .....................           25            6
                                                   ----------   ----------
                  Total Interest Expense .......          883          893
                                                   ----------   ----------

NET INTEREST INCOME ............................          984        1,053

PROVISION FOR LOAN LOSSES ......................           75           45
                                                   ----------   ----------

NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES ...............................          909        1,008
                                                   ----------   ----------

OTHER INCOME:
Service charges, fees and other income .........          130          120
Gain on sale of foreclosed assets, net .........            0           12
Gain on sale of real estate investment .........            0          183
Rental income ..................................           45            0
Realized gains on investment securities, net ...            0           17
Trading securities gains, net ..................          239          703
                                                   ----------   ----------
                  Total Other Income ...........          414        1,035
                                                   ----------   ----------

OTHER EXPENSES:
Salaries and employee benefits .................          422          343
Net occupancy expense ..........................           88          107
Equipment expense ..............................           50           54
FDIC insurance .................................           10           43
Foreclosed asset expenses ......................           60           70
Other ..........................................          398          374
                                                   ----------   ----------
                  Total Other Expenses .........        1,028          991
                                                   ----------   ----------




INCOME BEFORE PROVISION FOR INCOME TAXES .......          295        1,052

PROVISION FOR INCOME TAXES .....................            0            0
                                                   ----------   ----------
NET INCOME .....................................   $      295   $    1,052
                                                   ==========   ==========

EARNINGS PER SHARE - BASIC .....................   $     0.09   $     0.47
                                                   ==========   ==========

EARNINGS PER SHARE - DILUTED ...................   $     0.08   $     0.30
                                                   ==========   ==========

WEIGHTED AVERAGE COMMON SHARES AND
 COMMON SHARE EQUIVALENTS OUTSTANDING:
   Common ......................................    2,050,900    2,000,000
   Common Share Equivalents ....................    3,527,963    3,469,441

The accompanying notes are an integral part of the consolidated financial statements.


FIRST LEHIGH CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              THREE MONTHS ENDED MARCH 31,
                                                              ----------------------------
                                                                    1998      1997
                                                                  -------    -------
                                                                     (in thousands)
                                                                      (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income ..............................................   $   295    $ 1,052
      Adjustments to reconcile net income to net cash (used in)
      provided by operating activities:
      Provision for loan losses ...............................        75         45
      Depreciation ............................................        73         40
           Amortization and accretion .........................         9          5
      Realized gain on investment securities, net .............         0        (17)
        Net increase in trading securities ....................      (708)      (353)
      Gain on sale of  foreclosed assets held for sale ........         0        (12)
      Gain on sale of real estate and other investments .......         0       (183)
        Change in:
         Other assets .........................................        53       (239)
         Other liabilities ....................................       (59)      (173)
                                                                  -------    -------
NET CASH (USED IN) PROVIDED BY
          OPERATING ACTIVITIES ................................      (262)       165
                                                                  -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Securities available-for-sale:
        Proceeds from maturities ..............................     2,881         73
        Purchase of securities ................................    (4,499)         0
      Net decrease in loans ...................................     1,645         57
      Capital expenditures for premises and equipment .........       (59)      (104)
      Proceeds from sales of foreclosed assets ................       258        209
      Capitalized expenditures for foreclosed assets ..........       (34)       (24)
      Proceeds from sales of real estate and other investments          0        174
      Proceeds from sales of other assets .....................        55         15
                                                                  -------    -------
NET CASH PROVIDED BY
         INVESTING ACTIVITIES .................................       247        400
                                                                  -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase in deposits ................................     1,935        980
      Net decrease in other borrowed funds ....................         0     (1,150)
      Payment on long-term debt ...............................       (38)       (27)
      Dividend payments .......................................      (223)         0
                                                                  -------    -------
NET CASH PROVIDED BY (USED IN)
       FINANCING ACTIVITIES ...................................     1,674       (197)
                                                                  -------    -------





NET INCREASE
    IN CASH AND CASH EQUIVALENTS ..............................     1,659        368
CASH AND CASH EQUIVALENTS, BEGINNING ..........................     8,081      4,620
                                                                  -------    -------
CASH AND CASH EQUIVALENTS, ENDING .............................   $ 9,740    $ 4,988
                                                                  =======    =======
SUPPLEMENTARY DISCLOSURE:
      Cash paid for interest ..................................   $   882    $   894
      Cash paid for income taxes ..............................   $    14    $    35


SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:


     On March 25, 1998, the Company's Board of Directors declared a dividend on the outstanding shares of its Senior and Series A Preferred Stock for the stockholders of record at March 25, 1998. The Senior Preferred Stock first quarter 1998 dividend of $56,085 and Series A Preferred Stock first quarter 1998 dividend of $55,498, as well as two quarters of Series A Preferred Stock accumulated dividends of $110,995, have been included in other liabilities.



The accompanying notes are an integral part of the consolidated financial statements.

                            FIRST LEHIGH CORPORATION
                                   FORM 10-QSB

Part I - Financial Information (Cont'd)

Part 1. - Financial Statements (Cont'd)


Notes to Consolidated Financial Statements
------------------------------------------

 1. SIGNIFICANT ACCOUNTING POLICIES:


     FINANCIAL STATEMENT PRESENTATION:
     ---------------------------------

     The consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-QSB. The financial information included herein reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information not misleading. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB for year-end December 31, 1997.

     Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the full fiscal year 1998. In the Company's opinion, all adjustments necessary in order to make the interim financial statements not misleading have been included.

     The results of operations for the interim periods presented are not necessarily indicative of the results expected for the year ending December 31, 1998.


     PRINCIPLES OF CONSOLIDATION
     ---------------------------

     First Lehigh Corporation and its subsidiaries, Pond Associates (a partnership) and First Lehigh Bank (the "Bank") and the Bank's subsidiaries (Allentown Properties, Inc., Quakertown Properties, Inc., Walnutport Properties, Inc., Walnutport Properties II, Inc., Pond Road Properties, Inc. and Winchester Property Management Co.) (collectively, the "Company") provide commercial banking services. The consolidated financial statements include the accounts of the First Lehigh Corporation and its direct and indirect subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     INVESTMENT SECURITIES
     ---------------------

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


     LOANS
     -----

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


     MORTGAGE LOANS HELD FOR SALE
     ----------------------------

     Mortgage loans held for sale are carried at the lower of aggregate cost or market.


     LOAN FEES
     ---------

     Fees collected upon loan origination and certain direct costs of originating loans are deferred and recognized as adjustments to income over the contractual lives of the related loans as yield adjustments. Upon prepayment or other disposition of the underlying loans before their contractual maturities, any associated unamortized fees or costs are recognized. Prior to 1998, such fees and costs were included in income when collected or paid.


     ALLOWANCE FOR LOAN LOSSES
     -------------------------

     The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors.

     PREMISES AND EQUIPMENT
     ----------------------

     Premises and equipment are stated at cost, less accumulated depreciation and amortization. The provision for depreciation and amortization is computed generally using the straight-line method.


     FORECLOSED ASSETS HELD FOR SALE
     -------------------------------

     Foreclosed assets held for sale are carried at the lower of fair value minus costs to sell or cost. The provision for foreclosed asset losses and the costs of holding and maintaining the property are included in the statement of income caption "Foreclosed asset expenses."


     INCOME TAXES
     ------------

     At March 31, 1998 the Company has available approximately $1.594 million of net operating losses based on its filed tax returns through December 31, 1997, which begin to expire 2007 if not utilized. No tax benefit related to the unused net operating loss carry forward has been recognized in these financial statements except for the reduction of the provision for income taxes due to the availability of the net operating losses.


     EARNINGS PER SHARE ("EPS")
     --------------------------

     Basic EPS excludes dilution from common stock equivalents and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from common stock equivalents, similar to the previously utilized fully-diluted EPS, but uses only the average stock price during the period as part of the computation.


     LONG-TERM DEBT
     --------------

     The Company has a term note due June 1999 with an outstanding balance of $136,000 at March 31, 1998. Principal payments of $9,100 plus interest, at the lenders commercial rate plus 0.6%, are due monthly. The note is secured by less than 10% of the shares of the Bank which are owned by the Company.

     The Company has a mortgage payable with Firstrust Bank of $1,044,000 at March 31, 1998. The mortgage is due in monthly payments, including interest at 8.25%, of $11,000 through February 2001 with the outstanding balance due in a balloon payment of approximately $890,000. The mortgage is secured by real estate with a carrying value of approximately $2,987,000.

     COMPREHENSIVE INCOME
     --------------------

     The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" effective for the first quarter of 1998. Comprehensive Income is defined as the change in an entity's equity during the period arising from transactions and other events from non-owner sources. Comprehensive Income for the quarter ending March 31, 1998 and 1997 is as follows:

                                                               March 31,
                                                               ---------
                                                         1998            1997
                                                       -------          -------
Net income ...................................         $   295          $ 1,052
Unrealized available-for-sale
 security depreciation .......................              (1)            (320)
                                                       -------          -------
Comprehensive income .........................         $   294          $   732
                                                       =======          =======

     REGULATORY MATTERS
     ------------------

     Regulatory Enforcement Actions to Which the Company and the Bank Are
Subject

     The Company and the Bank are subject to and have consented to the following regulatory orders and agreements: (i) effective February 28, 1996, the Company and the Bank entered into an Administrative Order (the "Pennsylvania Order") with the Pennsylvania Department of Banking (the "Department"), which replaced an earlier order entered into in 1993; (ii) on April 29, 1996 the Bank entered into a Memorandum of Understanding (the "Memorandum of Understanding") with the FDIC, which has replaced two cease and desist orders dating from October 1987 and June 1992; and (iii) in January 1991, the Company consented to a written agreement (the "Federal Reserve Agreement") with the Federal Reserve Bank and the Department. Each of the above orders and agreements have been discussed in detail in its most recently filed Form 10-KSB for the year ended December 31, 1997. The Company believes that it and the Bank are substantially in compliance with each of the above orders and agreements. The ratios and percentages required by the order and agreements at March 31, 1998 are as follows:

                                                    Actual at         Required by the Order
                                                 March 31, 1998           And Agreements
                                                 --------------           --------------
Tier I Capital ................................        12.90%                 6.5%
Non Accrual to gross loans
  as noted in June 30, 1995
  examination report ..........................         2.05%                 2.0%
Classified assets at
  June 30, 1995 to 50% of
  Tier I capital &
  loan loss reserve ...........................        21.20%                50.0%
Fully funded loan
  loss reserve ................................         Yes                   Yes
Dividend approvals
  obtained ....................................         Yes                   Yes

                            FIRST LEHIGH CORPORATION
                                   FORM 10-QSB


Part I - Financial Information (Cont'd)

Item 2. - Management's Discussion and Analysis or Plan of Operations:

     The consolidated financial review of the Company is intended to compare the performance of the Company for the periods ended March 31, 1998 and 1997. The review of the information presented should be read in conjunction with the consolidated financial statements and the accompanying notes.

     OVERVIEW
     --------

     The Company's total assets were $110.63 million at March 31, 1998, an increase of $1.91 million from December 31, 1997. Net income for the first quarter of 1998 was $295,000, or $0.08 per share, diluted, as compared to $1.052 million, or $0.30 per share, diluted, for the same period in 1997. This decrease primarily resulted from lower gains on real estate investment and trading portfolio.

     On May 16, 1998, the Bank will observe its seventy-fifth anniversary and has set several promotions and recognitions of this occasion throughout the year. As a part of this program, the Bank has initiated a special promotion on home-equity loans, for which it has received an excellent response. In addition, the commercial loan demand has been very brisk since February 1998. At March 31, 1998, approximately $4.5 million of loan originations were pending final settlement and/or approvals. Once approved, management believes these loans should close during the second quarter of 1998.

     COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 TO
     --------------------------------------------------
     THREE MONTHS ENDED MARCH 31, 1997
     ---------------------------------

     NET INCOME
     ----------

     Net income for the first quarter of 1998 was $295,000 as compared to $1.052 million for the same period in 1997, a decline of $757,000. Net interest income declined $69,000, mostly attributable to a temporary shift in earning assets due to the payoff of several large loans and debt securities prematurely called from the issuers during the first quarter of 1998. Other income decreased $621,000 during the first quarter of 1998 attributable to decline in trading securities and real estate investment gains of $464,000 and $183,000, respectively, as compared to the same period in 1997.

     The profit performance for financial institutions is measured by the Return on Average Assets ("ROA") and the Return on Average Equity ("ROE"). On an annualized basis the Company's ROA was 1.08% in 1998 as compared to 3.84% in 1997. The ROE was 8.14% for the first quarter of 1998 as compared to 33.60% in 1997.

     NET INTEREST INCOME
     -------------------

     Net interest income is the difference between interest income and fees on earning assets and interest expense on deposits and borrowed funds. The principal components of earning assets are loans and investment securities. The primary sources used to fund these assets were deposits, borrowed funds and capital.

     During the first quarter of 1998, interest and fee income on loans declined $47,000, or 3.27%, mostly due to a decreased average loan balance of $2.332 million, or 3.73%, primarily as a result of a decrease in the commercial loan portfolio from $34.273 million in the first quarter of 1997 to $31.295 million in the first quarter of 1998. During the first quarter of 1998, commercial repayments amounted to $5.025 million, while new originations amounted to $2.042 million. Included in the repayment total was approximately $2.90 million, which represented loans which were originated as part of workout of previously troubled loans. In addition, at March 31, 1998, approximately $2.90 million of new originations were approved but not settled, while an additional $1.61 million were pending completion of review and evaluation of approval. The yield on loans increased 4 basis points, from 9.19% at March 31, 1997 to 9.23% at March 31, 1998.

     Interest and dividend income on investment securities declined $100,000, or 20.53%, in the first quarter of 1998 compared to the first quarter of 1997, primarily as a result of a $3.72 million reduction in the average balance of investment securities. The primary reason for the reduction was several debt securities which were called prior to maturity by the issuers. However, during the first quarter of 1998, the Company purchased $4.499 million of securities, which included several new debt securities with an interest rate higher than the previously called securities. Mitigating the above decreases was an increase in interest income earned on overnight funds of $67,000 for the first quarter of 1998 as compared to the same period in 1997.

     Interest expense on deposits declined $23,000, or 2.61%, in the first quarter of 1998 compared to the first quarter of 1997; however, interest expense on other borrowed funds and long-term debt increased $13,000 during the first quarter 1998 as compared to the same period in 1997. The average balance of deposits declined $3.039 million during the first quarter of 1998 as compared to the first quarter of 1997, primarily attributable to $6.82 million deposit sale of the Bank's Quakertown Branch to the Quakertown National Bank on October 30, 1997, and mitigated in part by a new super now deposit account of a regional nonprofit organization which maintained an average balance of $1 million for the first three months of 1998. The average balance on savings deposits declined $654,000 and also included a 3 basis point cost reduction, while the average balance of time deposits decreased $2.385 million with a 13 basis point cost increase, which was consistent with regional trends on time deposits.

     For the first three months of 1998, as compared to the same period in 1997, the average yield on interest-earning assets declined 25 basis points, while the cost of interest-bearing liabilities increased 7 basis points, resulting in a net decrease in the interest rate spread of 32 basis points. The net yield on earning assets also declined 25 basis points during the first quarter of 1998 compared to the first quarter of 1997. Of the $69,000 decline in net interest income in the first quarter of 1998 as compared to the first quarter of 1997, a decline of $91,000 was attributable to reduced volume in average balances, while an increase of $22,000 was directly impacted by interest rate changes.

     Distribution of Interest-Earning Assets and Interest-Bearing Liabilities:

     Interest Rates and Interest Differential

     The following tables set forth, for the periods indicated, information regarding: ( a ) the average balances of asset and liability categories; ( b ) the total dollar amount of interest income from interest from interest-earning assets (including mortgage loan origination fees representing yield adjustments) and the resulting average yields; ( c ) the total dollar amount of interest expense on interest-bearing liabilities and resulting average costs; ( d ) net interest income; ( e ) interest rate spread; ( f ) net interest margin on interest-earning assets; and ( g ) the ratio of average interest- earning assets to average interest-bearing liabilities. Average balances are based on daily balances.



                                                                        For the Quarter ended March 31,
                                                                                (in thousands)
                                                               1998                                     1997
                                                Average                       Average     Average                       Average
                                                Balance       Interest       Yield/Rate   Balance      Interest        Yield/Rate
                                                -------       --------       ----------   -------      --------        ----------
INTEREST-EARNING ASSETS:
Loans (1)                                       $60,236       $ 1,390            9.23%    $62,568       $ 1,437            9.19%
Investment securities                            27,496           387            5.63      31,220           487            6.24
Bank time deposits                                   67             1            5.97           0             0            0.00
Overnight funds                                   6,754            89            5.27       1,699            22            5.18
                                                -------       -------          ------     -------       -------          ------
Total interest-earning assets                   $94,553       $ 1,867            7.90%    $95,487       $ 1,946            8.15%
                                                =======       -------          ------     =======       -------          ------
INTEREST-BEARING
  LIABILITIES:
Saving deposits                                 $34,626       $   231            2.71%    $35,280       $   238            2.74%
Time deposits                                    47,380           627            5.37      49,765           643            5.24
Other borrowed funds                                  0             0            0.00         398             6            6.03
Long-term debt                                    1,195            25            8.37         259             6            9.27
                                                -------       -------          ------     -------       -------          ------
Total interest-bearing liabilities              $83,201       $   883            4.30%    $85,702       $   893            4.23%
                                                =======       -------          ------     =======       -------          ------
NET INTEREST INCOME                                           $   984                                   $ 1,053
                                                              =======                                   =======
INTEREST RATE SPREAD                                                             3.60%                                     3.92%
                                                                               ======                                    ======
NET INTEREST MARGIN
ON INTEREST- EARNING
ASSETS (2)                                                                       4.16%                                     4.41%
                                                                               ======                                    ======
RATIO OF AVERAGE INTEREST-
 EARNING ASSETS TO
AVERAGE  INTEREST-BEARING
LIABILITIES                                                                    113.64%                                   111.42%
                                                                               ======                                    ======


----------
(1) For the purpose of these computations, nonaccrual loans are not included in the daily average loan amounts outstanding.
(2) Net interest income divided by average interest-earning assets.


                                                                        For the Quarter ended March 31,
                                                                                (in thousands)
                                                               1997                                     1996
                                                Average                       Average     Average                       Average
                                                Balance       Interest       Yield/Rate   Balance      Interest        Yield/Rate
                                                -------       --------       ----------   -------      --------        ----------
INTEREST-EARNING ASSETS:
Loans (1)                                       $62,568       $ 1,437            9.19%    $55,199       $ 1,290            9.35%
Investment securities                            31,220           487            6.24      30,491           468            6.14
Overnight funds                                   1,699            22            5.18       1,928            26            5.39
                                                -------       -------          ------     -------       -------          ------
Total interest-earning assets                   $95,487       $ 1,946            8.15%    $87,618       $ 1,784            8.14%
                                                =======       -------          ------     =======       -------          ------
INTEREST-BEARING
  LIABILITIES:
Saving deposits                                 $35,280       $   238            2.74%    $35,304       $   245            2.79%
Time deposits                                    49,765           643            5.24      47,689           635            5.36
Other borrowed funds                                398             6            6.03         701            10            6.64
Long-term debt                                      259             6            9.27         368             8            8.60
                                                -------       -------          ------     -------       -------          ------
Total interest-bearing liabilities              $85,702       $   893            4.23%    $84,062       $   898            4.30%
                                                =======       -------          ------     =======       -------          ------
NET INTEREST INCOME                                           $ 1,053                                   $   886
                                                              =======                                   ======

INTEREST RATE SPREAD                                                             3.92%                                     3.84%
                                                                               ======                                    ======
NET INTEREST MARGIN
ON INTEREST-EARNING
ASSETS (2)                                                                       4.41%                                     4.05%
                                                                               ======                                    ======
RATIO OF AVERAGE INTEREST-
EARNING ASSETS TO
AVERAGE  INTEREST-BEARING
LIABILITIES                                                                    111.42%                                   104.23%
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


                                                   For the Quarter Ended        For the Quarter Ended
                                                   March 31, 1998 vs. 1997      March 31, 1997 vs. 1996
                                                   Increase (Decrease) Due to   Increase (Decrease) Due to
                                                   Volume     Rate     Total    Volume     Rate      Total
                                                   ------     ----     -----    ------     ----      -----
                                                                        (in thousands)
                                                                        --------------
INTEREST-EARNING ASSETS:
Loans                                              $(186)    $ 139     $ (47)    $ 224     $ (77)    $ 147
Investment securities                                (43)      (57)     (100)       14         5        19
Bank time deposits                                     1         0         1         0         0         0
Overnight funds                                       67         0        67        (3)       (1)       (4)
                                                   -----     -----     -----     -----     -----     -----
Total interest-earning assets                      $(161)    $  82     $ (79)    $ 235     $ (73)    $ 162
                                                   -----     -----     -----     -----     -----     -----
INTEREST-BEARING LIABILITIES:
Savings deposits                                   $  (6)    $  (1)    $  (7)    $  (2)    $  (5)       (7)
Time deposits                                        (84)       68       (16)       66       (58)        8
Other borrowed funds                                  (3)       (3)       (6)       (8)        4        (4)
Long-term debt                                        23        (4)       19        (5)        3        (2)
                                                   -----     -----     -----     -----     -----     -----
Total interest-bearing liabilities                 $ (70)    $  60     $ (10)    $  51     $ (56)    $  (5)
                                                   -----     -----     -----     -----     -----     -----
CHANGE IN NET INTEREST INCOME                      $ (91)    $  22     $ (69)    $ 184     $ (17)    $ 167
                                                   =====     =====     =====     =====     =====     =====

     OTHER INCOME
     ------------

     Total other income declined $621,000 during the first quarter of 1998 as compared to the same period in 1997, mostly attributable to lower gains of $183,000 and $464,000 recognized on its real estate investment and trading securities portfolios, respectively. The Company's trading securities are carried at fair value and consist principally of common stock of bank holding companies. Through March 31,1998, the financial services sector did not continue to appreciate consistently with the overall market gains, after being one of the leading performers during the past several quarters. Management continues to closely monitor its investment portfolio to position the portfolio against future fluctuations in the stock market. A downturn in the overall market could result in future trading securities losses. Rental income increased $45,000 in the first quarter of 1998 as a result of the Company receiving the controlling interest of real estate partnership in December of 1997. After receipt of this interest, the Company was required under generally accepted accounting principles to include all of the accounts in its consolidated totals. Previously, the Company recorded its investment under the equity method.

     OTHER EXPENSES
     --------------

     Other expenses increased $37,000, or 3.73%, during the first three months of 1998 as compared to the same period in 1997. Salaries and employee benefits increased $79,000, or 23.03%, in the first quarter of 1998 as a result of the new branch opening during the second quarter 1997 and additional staffing in the credit and collection department. However, the Bank's FDIC insurance premium declined $33,000, or 76.74%, as the result of an improvement in the Bank's risk classification effective July 1, 1997.

     PROVISION FOR LOAN LOSSES
     -------------------------

     The allowance for loan losses was $1.815 million at March 31, 1998, compared to $1.586 million at December 31, 1997. The allowance equaled 2.89% of loans at March 31, 1998, as compared to 2.46% at December 31, 1997.

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

     At March 31, 1998, based on management's evaluation as outlined above, the amount charged to operating expense for the provision for loan losses was $75,000 compared to $45,000 charged at March 31, 1997.

     The following table sets forth a reconciliation of the allowance for loan losses and illustrates the charge-offs and recoveries by major loan category for the period ended March 31, 1998 (in thousands):

      Beginning Balance, January 1, 1998 ...........................   $ 1,586
                                                                       -------
      Charge-offs:
         Commercial, financial and agricultural ....................      --
         Real estate - construction ................................        26
         Real estate - mortgage ....................................        37
         Installment loans to individuals ..........................       157
                                                                       -------
      Total charge-offs ............................................       220
                                                                       -------
      Recoveries:
         Commercial, financial and agricultural ....................         6
         Real estate - construction ................................        99
         Real estate - mortgage ....................................       244
         Installment loans to individuals ..........................        25
                                                                       -------
      Total recoveries .............................................       374
                                                                       -------
      Net charge-offs ..............................................      (154)
                                                                       -------
      Provision for loan losses ....................................        75
                                                                       -------
      Ending Balance, March 31, 1998 ...............................   $ 1,815
                                                                       =======
      Ratio of net recoveries to
         average loans outstanding .................................      0.24%

     FINANCIAL CONDITION
     -------------------

     At March 31, 1998, the Company's total assets were $110.63 million as compared to $108.72 million at December 31, 1997, representing an increase of $1.91 million which is mostly attributable to $1.94 million growth in its deposits since December 31, 1997.

     Loans

     Net loans decreased $1.82 million from $62.82 million at December 31, 1997 to $61.0 million at March 31, 1998. As mentioned earlier, the Bank experienced several large commercial repayments in January 1998, including approximately $2.9 million of loans from a workout of existing problem loans. However, at March 31, 1998, $4.51 million of new originations were pending; $2.9 million were approved waiting for settlements, while the balance, $1.61 million, was pending final review and approvals.

     All categories of loans, as outlined below, declined at March 31, 1998 as compared to December 31, 1997, except for residential real estate loans which increased $1.04 million during the first quarter of 1998, as a result of a purchase of $2 million of residential real estate loans in February 1998. The change in the composition of loans at March 31, 1998 as compared to December 31, 1997 is as follows: Real estate construction loans declined $1.023 million, or 22.14%; Commercial real estate declined $223,000, or 1.21%; Consumer loans declined $1.29 million, or 9.51%, Commercial loans decreased $93,000, or 2.72%; while Residential real estate loans increased $1.04 million, or 4.27%.

     The following table sets forth the maturity and repricing schedule of the loan portfolio at March 31, 1998 (in thousands):

                                                  After one    After
                                         Within   but within   five
                                        One year  five years   years      Total
                                        --------  ----------   -----      -----
Maturity Schedule:
     Commercial ....................    $ 1,331    $ 1,065    $   603    $ 2,999
     Real estate-construction ......      1,924        639        527      3,090
     Real estate-mortgage ..........      8,923     18,742     13,352     41,017
     Consumer, net .................      1,251      9,887      1,053     12,191
     Nonaccrual loans ..............       --         --         --        3,517
                                        -------    -------    -------    -------
Total ..............................    $13,429    $30,333    $15,535    $62,814
                                        =======    =======    =======    =======



Repricing Schedule (1):
     Fixed rate loans ..............    $13,516    $26,901    $ 5,634    $46,051
     Floating rate loans ...........     12,223        718        305     13,246
     Nonaccrual loans ..............       --         --         --        3,517
                                        -------    -------    -------    -------
Total ..............................    $25,739    $27,619    $ 5,939    $62,814
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

     The largest sector of the investment portfolio remains securities of U.S. Government agencies and corporations, which totaled $21.68 million (amortized costs) at March 31, 1998, or 71.18% of total investment securities. Included in the above are $2.865 million mortgage-backed products, mostly consisting of collateralized mortgage obligations ("CMO") and real estate mortgage investment conduits ("REMIC"). Twice a year, stress tests are conducted on these CMOs and REMICs, all of which were passed at March 31, 1998.

     The available-for-sale securities increased $1.61 million, or 8.98%, from $17.91 million at December 31, 1997 to $19.52 million at March 31, 1998. During the first quarter 1998, $4.5 million in bonds were purchased to replace $2.75 million in bonds which were called by their issuers.

     At the present time, the Company does not engage in the use of derivative investment products as a mean to hedge the risks in its investment, loan or deposit portfolio.

     Deposits

     The Company continues to offer a variety of deposit accounts with a range of interest rates and term options. The deposits consist primarily of checking, savings, super now, money market and certificates of deposit. Fluctuation within its deposit base are influenced by competition, economic conditions and changes in current rates.

     Total deposits increased $1.94 million from $92.146 million at December 31, 1997 to $94.081 million at March 31, 1998, primarily the result of a new super now account of $2 million received from a regional nonprofit organization. Management believes that this depositor will maintain at least $1.5 million average deposit throughout 1998. At March 31, 1998, noninterest-bearing deposits declined $1.27 million, while interest-bearing deposits increased $3.21 million as compared to December 31, 1997. As a percentage of total deposits, savings, club accounts and interest-bearing demand deposits represented 38.80% at March 31, 1998 as compared to 36.43% at December 31, 1997. There were no brokered deposits within the Company's deposit base at March 31, 1998.

        The following table sets forth maturities of time deposits of $100,000 or more at March 31, 1998 and December 31, 1997.

                                               March 31,      December 31,
                                                 1998             1997
                                                 ----             ----
                                                    (in thousands)
Three months or less .......................    $2,316           $2,124
Over three months through
       twelve months .......................     3,163            2,641
Over one year through
       five years ..........................     1,935            2,528
Over five years ............................         0                0
                                                ------           ------
       TOTAL ...............................    $7,414           $7,293
                                                ======           ======


     NONPERFORMING ASSETS
     --------------------

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

        The following table represents nonperforming assets of the Company at March 31, 1998 and December 31, 1997.

                                                           March 31,   December 31,
                                                             1998         1997
                                                             ----         ----
                                                               (in thousands)

Impaired loans .........................................    $ 3,517     $ 3,364
Other loans past due 90 days or more ...................        285         421
                                                            -------     -------
    Total nonperforming loans ..........................      3,802       3,785

Foreclosed assets held for sale ........................      1,373       1,597
                                                            -------     -------
    Total nonperforming assets .........................    $ 5,175     $ 5,382
                                                            =======     =======

Nonperforming loans as a percentage
    of loans (net of unearned interest) ................       6.05%       5.88%

Nonperforming assets as a percentage of assets .........       4.68%       4.95%

     Impaired loans increased $153,000 at March 31, 1998 as compared to December 31, 1997. Real estate loans represent $3.103 million of the impaired loan total, while loans to consumer and commercial borrowers represent the balance of $90,000 and $324,000, respectively.

     Loans past due 90 days or more decreased $136,000 from $421,000 at December 31, 1997 to $285,000 at March 31, 1998. All delinquent loans are reviewed by management on a weekly basis with regard to legal proceedings and collection efforts. Of the delinquent loans, 94.39% are secured by real estate, 4.91% are loans to consumers and a small fraction to commercial borrowers.

     Foreclosed assets held for sale decreased $224,000 from $1.597 million at December 31, 1997 to $1.373 million at March 31, 1998.

     The following table sets forth the total of commercial and investment properties at March 31, 1998, all of which are currently in litigation and/or foreclosure.

Commercial/Investment Properties:
Impaired and over 90 days ........................      $1,505,655
Foreclosed assets held for sale ..................         495,806
                                                        ----------
Total ............................................      $2,001,461
                                                        ==========


     The following table sets forth the total of residential properties to be foreclosed upon and liquidated at March 31, 1998, including properties currently owned that are listed for sale. All litigation and foreclosure proceedings in the nonaccrual and over 90-day category are being actively pursued.

Residential:
Impaired and over 90 days ........................      $  850,229
Foreclosed assets held for sale ..................         498,265
                                                        ----------
Total ............................................      $1,348,494
                                                        ==========

     The following table sets forth the total of land developments and building lots to be foreclosed upon and liquidated at March 31, 1998, including land developments and building lots currently owned and listed for sale. All litigation and foreclosure proceedings in the nonaccrual and over 90-day category are being actively pursued.

Land Development/Building Lots:
Impaired and over 90 days ........................      $ 758,982
Foreclosed assets held for sale ..................        209,963
                                                        ---------
Total ............................................      $ 968,945
                                                        =========

     The following table sets forth the total of loans in litigation that are not secured by real estate at March 31, 1998.

Secured by Other Than Real Estate:
Impaired and over 90 days.........................      $ 406,871
                                                        =========

     The following table sets forth the total of assets that are listed as nonperforming, but which are under agreements that provide a yield at or in excess of current market rates at March 31, 1998.

Performing/Nonperforming Assets:
Impaired and over 90 days.........................      $  220,871
                                                        ==========


     The following table sets forth the total of assets that are under agreement or are being paid off with the settlement dates to take place in the second quarter of 1998.

Assets Under Agreement or Payoffs:
Impaired & over 90 days...........................      $  60,000
Foreclosed assets held for sale ..................        168,831
                                                        ---------
Total.............................................      $ 228,831
                                                        =========


     At March 31, 1998, there were no loans, other than those classified as nonperforming loans, where known information about borrowers' possible credit problems causes management to have serious doubts as to the borrowers' ability to comply with the current loan repayment terms.

     For 1998, management has established a goal to dispose of $4.0 million of gross classified and/or nonperforming assets. As of March 31, 1998, the gross reduction in classified and/or nonperforming assets was $1.037 million; however, during the quarter ended March 31, 1998, $1.818 million was added to classified and/or nonperforming assets, resulting in a net increase in classified and/or nonperforming assets of $780,000. Although, the net change during the first quarter of 1998 adversely affected management's goals for 1998, the Bank remains substantially in compliance at March 31, 1998 with the regulatory requirements pertaining to classified assets as discussed in the "Regulatory Matters" in part I of this form 10-QSB, and committed to reach its goal for the balance of 1998.

     LIQUIDITY AND FUNDS MANAGEMENT
     ------------------------------

     Liquidity management is intended to ensure that adequate funds will be available to meet anticipated and unanticipated deposit withdrawals, debt servicing payments, investment commitments, commercial and consumer loan demand and ongoing operating expenses. Funding sources include principal repayments on loans and investments, sales of assets, growth in core deposits, short and long-term borrowings and repurchase agreements. While regular loan payments are a predictable source of funds, the sale of loans and investment securities, deposit flows and loan prepayments are significantly influenced by general economic conditions, the level of interest rates and competition. The Company manages its balance sheet to provide adequate liquidity based on various economic, interest rate and competitive assumptions and in light of profitability measures.

     At March 31, 1998, the Company maintained $9.74 million in cash and cash equivalents in the form of cash and due from banks (after reserve requirements). In addition, the Company had $19.517 million in securities available-for-sale representing 17.64% of total assets at March 31, 1998.

     The Company considers its primary source of liquidity to be its core deposit base and continues to promote the acquisition of deposits through its branch offices. At March 31, 1998, approximately 78.34% of the Company's assets were funded by core deposits acquired within its market area. An additional 13.13% of the assets were funded by the Company's equity. These two components provide a substantial and stable source of funds.

     The Company paid cash dividends to the holders of the Senior Preferred Stock and Series A Preferred Stock during the first quarter of 1998. There were no dividends paid to its preferred or common stockholders for the same period in 1997.

                             Date
Class of Stock               Paid               Current        Arrears             Total
--------------               ----               -------        -------             -----

Senior Preferred         February 4, 1998       $56,272          ---             $  56,272

Series A Preferred       February 4, 1998       $55,498         $110,945          $166,493


     In addition, on March 25, 1998, the Company's Board of Directors declared a dividend on both the Senior Preferred Stock and Series A Preferred Stock to holders of record on March 25, 1998. This declaration included an aggregate of $56,085 on its Senior Preferred Stock for the first quarter of 1998 and an aggregate of $166,493 on its Series A Preferred Stock, which represented the first quarter 1998 dividend of $55,498 and $110,995 for dividend in arrears. After payment of the $166,493, $832,467 remains in arrears on the Series A Preferred Stock as of March 31, 1998.

     The Bank is subject to certain restrictions under Pennsylvania law relating to the declaration and payment of dividends. Dividends may be declared and paid only out of accumulated net earnings (undivided profits). Where surplus is less than 50% of the amount of the Bank's capital (defined as par value multiplied by the number of shares outstanding), no dividend may be paid or declared without the prior approval of the Department until surplus is equal to 50% of the total amount of capital. Where surplus is equal to or greater than 50% but less than 100% of capital, until such time as surplus equals capital, the Bank must transfer at least 10% of its net earnings to surplus prior to the declaration of a dividend. The Department has the power to issue orders prohibiting the payment of dividends where such payment is deemed to be an unsafe or unsound banking practice. The Company's ability to pay dividends is also impacted by the regulatory orders and agreements to which it and the Bank are subject.

     Cash flows for the quarter ended March 31, 1998 provided $1.659 million as compared to $368,000 provided during the quarter ended March 31, 1997. Changes in cash are measured by changes in three major classifications of cash flows known as operating, investing and financing activities.

     Cash flows from operating activities decreased $427,000 during the quarter ended March 31, 1998, mostly attributable to decreased net income of $757,000. Cash flows generated from investing activities decreased $153,000 during the quarter ended March 31, 1998, as compared to the same period in 1997. Loans decreased $1.588 million during the quarter ended March 31, 1998, due to several large commercial repayments; however, management believes that the level of loans should improve as approximately $4.5 million of new loan originations were in process at March 31, 1998. Also, $2.881 million of debt securities were prematurely called by the issuers, while these and additional proceeds in aggregate of $4.499 million were reinvested in debt securities with more attractive interest rates. Cash flows from financing activities increased $1.871 million during the first quarter of 1998, due to an increase in deposits of $955,000, most of which was attributable to one large not-for-profit depositor in 1998. Also in 1997, the Company repaid a repurchase agreement which was outstanding at December 31, 1996 in the amount of $1.150 million.

     INTEREST RATE SENSITIVITY
     -------------------------

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

     At March 31, 1998 the Company has a negative interest sensitive GAP of $5.045 million, or 5.12% of total interest-earning assets which have been adjusted for the depreciation on securities available-for-sale. The effect of this GAP position provides a negative mismatch of assets and liabilities which exposes the Company to interest rate risk during a period of rising interest rates. A significant item contributing to the short-term negative gap is $17.06 million of interest-bearing demand and saving deposits which do not have contractual maturities and are not as rate sensitive as time deposits. However, the ability to reprice still exists, and, therefore, they have been included in the shortest repricing time frame.

     The following table sets forth the Company's interest sensitivity GAP position at March 31, 1998:


                                                March 31,
                                                  1998
                                           6
                                         Months
                             6 Months     to 1      1 to 2       2 to 5     Over 5
                              or less     Year       Years        Years      Years     Total
                             --------   --------    --------    --------   --------   --------
                                                         (in thousands)
Interest-earning assets:
 Investment securities (1)   $ 16,515   $    697    $  1,091    $  1,485   $ 19,444   $ 39,232
 Loans (2)                     19,227      6,512       8,231      19,388      5,939     59,297
                             --------   --------    --------    --------   --------   --------
TOTAL                        $ 35,742   $  7,209    $  9,322    $ 20,873   $ 25,383   $ 98,529
                             --------   --------    --------    --------   --------   --------
Interest-bearing
  liabilities:
 Demand-interest bearing     $ 16,364   $   --      $   --      $   --     $   --     $ 16,364
 Savings and clubs (3)            692      1,039       1,386       4,157     12,868     20,142
 Time                          13,930     15,787      12,896       4,978       --       47,591
 Long-term debt                   160         24          52         940       --        1,176
                             --------   --------    --------    --------   --------   --------
  TOTAL                      $ 31,146   $ 16,850    $ 14,334    $ 10,075   $ 12,868   $ 85,273
                             --------   --------    --------    --------   --------   --------
GAP                          $  4,596   ($ 9,641)   ($ 5,012)   $ 10,798   $ 12,515   $ 13,256
                             --------   --------    --------    --------   --------   --------
Cumulative GAP               $  4,596   ($ 5,045)   ($10,057)   $    741   $ 13,256   $ 13,256
                             ========   ========    ========    ========   ========   ========


----------

(1) Includes average pay downs based on the stress test for collateralized mortgage obligation securities, equity securities categorized as trading securities and $7.352 million investment in overnight funds.

(2) Includes estimated scheduled maturities of the fixed rate loans ignoring any potential rollover at maturity. Excludes nonaccrual loans of $3.517 million.

(3) Assumes that 7% of the savings deposits are repriceable each year based on the previous five years' historical activity.

     CAPITAL
     -------

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

     The following table sets forth the capital ratios of the Bank as of March 31, 1998 and 1997.

                                              March 31,
                             Regulatory       ---------
                             Requirements   1998     1997
                             ------------   ----     ----

Leverage ratio:
 Tier I (core capital) ratio       4.0%*   12.90%   11.31%
Risk-based capital ratios:
 Tier I capital/risk-weighted      4.0%    18.64%   15.81%
 Tier I and Tier II capital/
          Risk-weighted assets     8.0%    19.90%   17.07%



* The Pennsylvania Department of banking requires the Bank to maintain a minimum Tier I leverage capital ratio of at least 6.5% under the terms of the Administrative Order.

     DEPOSIT INSURANCE FUNDS ACT OF 1996
     -----------------------------------

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

     The Bank estimates that its annual cost for BIF assessment will be less than $13,000 based on March 31, 1998 deposit levels and based on available rate information. However, the FDIC may increase the projected rates at anytime.

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

     The Notices directed to Mr. Leuthe initiated administrative proceedings in which the FDIC, as a result of transactions occurring prior to 1993, is seeking to prohibit Mr. Leuthe from further participation in the conduct of the affairs of any bank insured by the FDIC or any other federally insured depository institution, without the prior approval of the FDIC and the appropriate federal financial institution regulatory agency. The allegations of the FDIC are substantially the same as those which formed the basis of the Stipulation of Settlement with and Administrative Order of the Pennsylvania Department of Banking, which the Company and the Bank entered into in March 1993. The Notices also seek to impose civil monetary penalties of $500,000 against Mr. Leuthe. Mr. Leuthe has denied wrongdoing and is defending these actions.

     Neither the Company nor the Bank is a party to these proceedings.

     On February 13, 1998, the administrative law judge of the FDIC issued a decision recommending the prohibition of Mr. Leuthe from future participation in the affairs of any federally insured financial institution and the assessment of a civil monetary penalty in the sum of $250,000 against Mr. Leuthe. On March 13, 1998, Mr. Leuthe filed exceptions to the recommended decision with a supporting Memorandum of Law and Request for Oral Argument. Those exceptions will be heard by the full FDIC Board of Directors. The FDIC Board of Directors will likely render their decision by mid-June 1998. After that decision is issued, either party will have the right to take an appeal to the United States Court of Appeals for the District of Columbia or to the United States Court of Appeals for the Third Circuit within 30 days of the date of the decision.

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

          3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Form SB-2 Registration Statement No. 33-71712).

          11.1            Statement re: Computation of Per Share Earnings.

          27              Financial Data Schedule.

               (b) Reports on Form 8-K.

                   On March 13, 1998, the Company filed a Current Report on Form 8-K to report under Item 5 the decision of the administrative law judge of the FDIC regarding the proceedings against the Company's Chairman and Chief Executive Officer.

                                   SIGNATURES
                                   ----------


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   FIRST LEHIGH CORPORATION

Date: May 7, 1998                   By: /s/ James L. Leuthe
                                        -------------------------------------
                                            James L. Leuthe, Chairman
                                            of the Board and Chief
                                            Executive Officer



Date: May 7, 1998                   By: /s/ Kashmira K. Lodaya
                                        -------------------------------------
                                            Kashmira K. Lodaya, Treasurer
                                            (principal financial and
                                            accounting officer)

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

      3.2            Bylaws of the Company (incorporated by
                     reference to Exhibit 3.2 to the Company's
                     Form SB-2 Registration Statement
                     No. 33-71712).

     11.1            Statement re: Computation of Per Share              33
                     Earnings.

     27              Financial Data Schedule.                         34 - 35