Form 10QSB
period 1998-06-30
FIRST LEHIGH CORP
filed 1998-08-13
CIK 707357

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to  ____________________

Commission file Number: 33-71712

                            FIRST LEHIGH CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                  Pennsylvania
         ---------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   23-2218479
         ---------------------------------------------------------------
                      (I.R.S. Employer Identification No.)

                                 1620 Pond Road
                          Allentown, Pennsylvania 18104
         ---------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (610) 398-6660
         ---------------------------------------------------------------
                           (Issuer's telephone number)

                                 Not Applicable
         ---------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X|   No ___

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the issuer's classes of common equity, as of the latest practicable date: 2,056,140 shares of common stock, par value $.01 per share, as of June 30, 1998.

Transitional Small Business Disclosure Format (check one):

                                 Yes ___   No |X|

                            FIRST LEHIGH CORPORATION
                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 1998


                                      INDEX

Part I - Financial Information                                       Page Number
------------------------------                                       -----------

Item 1.  Financial Statements:
         Consolidated Balance Sheet as of June 30, 1998
           and December 31, 1997........................................       3

         Consolidated Statements of Operations for the six months
           ended June 30, 1998 and 1997.................................   4 - 5

         Consolidated Statements of Operations for the three months
           ended June 30, 1998 and 1997.................................   6 - 7

         Consolidated Statement of Cash Flows for the six months
           ended June 30, 1998 and 1997.................................   8 - 9

         Consolidated Statement of Cash Flows for the three months
           ended June 30, 1998 and 1997................................. 10 - 11

         Notes to Consolidated Financial Statements..................... 12 - 15

Item 2.  Management's Discussion and Analysis or Plan of Operations..... 16 - 33

Part II - Other Information
---------------------------

Item 1.  Legal Proceedings.............................................. 34 - 35

Item 5.  Other Information..............................................      36

Item 6.  Exhibits and Reports on Form 8-K............................... 36 - 37


         Signatures.....................................................      38


FIRST LEHIGH CORPORATION
CONSOLIDATED BALANCE SHEET                                                 June 30,        December 31,
                                                                             1998             1997
                                                                           ---------       ---------
                                                                                  (in thousands)
ASSETS                                                                    (Unaudited)
--------
Cash and due from banks .............................................      $   6,768       $   7,470
Federal funds sold ..................................................          1,254             611
                                                                           ---------       ---------
          Cash and cash equivalents .................................          8,022           8,081
Securities held-to-maturity (estimated fair
 value of $4,019 and $3,990, respectively) ..........................          4,083           4,085
Securities available-for-sale .......................................         20,227          17,908
Trading securities ..................................................          9,825           7,571
Loans ...............................................................         62,347          64,636
   Less:  unearned income ...........................................           (166)           (230)
          allowance for loan losses .................................         (1,819)         (1,586)
                                                                           ---------       ---------
              Net loans .............................................         60,362          62,820
Loans held for sale .................................................            210               0
Premises and equipment, net .........................................          4,279           4,365
Foreclosed assets held for sale, net ................................          2,193           1,597
Other assets ........................................................          2,295           2,292
                                                                           ---------       ---------
              Total Assets ..........................................      $ 111,496       $ 108,719
                                                                           =========       =========
LIABILITIES
-------------
Deposits:
   Noninterest-bearing ..............................................      $  10,543       $  11,258
   Interest-bearing .................................................         84,521          80,888
                                                                           ---------       ---------
               Total Deposits .......................................         95,064          92,146
Other liabilities ...................................................            888             909
Long-term debt ......................................................          1,137           1,214
                                                                           ---------       ---------
              Total Liabilities .....................................         97,089          94,269
                                                                           ---------       ---------

SHAREHOLDERS' INVESTMENT
--------------------------
Senior preferred stock, par value of $.01 per share, 1,500,000 shares authorized, 894,223 and 900,363 shares
 issued and outstanding in 1998 and 1997, respectively ..............              9               9
Series A preferred stock, par value $.01 per share,
 1,000,000 shares authorized; 682,000 shares issued and
 outstanding (liquidation preference of $2,114) .....................              7               7
Common stock, par value $.01 per share, 10,000,000
 authorized; 2,056,140 and 2,000,000 shares issued
 and outstanding in 1998 and 1997, respectively .....................             20              20
Contributed capital in excess of par value ..........................          9,171           9,171
Retained earnings, including partners' equity from partnership
  included in consolidation .........................................          5,117           5,268
Net unrealized appreciation/depreciation on securities
  available-for-sale ................................................             83             (25)
                                                                           ---------       ---------
              Total Shareholders' Investment ........................         14,407          14,450
                                                                           ---------       ---------
              Total Liabilities and Shareholders' Investment ........      $ 111,496       $ 108,719
                                                                           =========       =========

The accompanying notes are an integral part of the consolidated financial statements.

FIRST LEHIGH CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS

                                                      SIX MONTHS ENDED JUNE 30,
                                                      --------------------------
                                                         1998            1997
                                                      ----------      ----------
                                                 (in thousands, except per share data)
                                                             (Unaudited)
INTEREST INCOME:
Interest and fees on loans .....................      $    2,763      $    2,960
Interest and dividends on investment securities:
 Taxable interest income .......................             733             875
 Dividends .....................................              77              85
Interest on time deposits ......................               1               0
Interest on overnight funds ....................             177              46
                                                      ----------      ----------
           Total Interest Income ...............           3,751           3,966
                                                      ----------      ----------

INTEREST EXPENSE:
Interest on deposits ...........................           1,751           1,767
Interest on other borrowed funds ...............               0              15
Interest on long-term debt .....................              49              11
                                                      ----------      ----------
           Total Interest Expense ..............           1,800           1,793
                                                      ----------      ----------
NET INTEREST INCOME ............................           1,951           2,173

PROVISION FOR LOAN LOSSES ......................             150              90
                                                      ----------      ----------

NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES ...............................           1,801           2,083
                                                      ----------      ----------

OTHER INCOME:
Service charges, fees and other income .........             281             244
Gain on sale of foreclosed assets, net .........               0              26
Gain on sale of real estate investment .........               0             183
Rental income ..................................              92               0
Realized gains on investment securities, net ...               0              17
Trading securities gains, net ..................             170           1,512
                                                      ----------      ----------
           Total Other Income ..................             543           1,982
                                                      ----------      ----------

OTHER EXPENSES:
Salaries and employee benefits .................             830             719
Net occupancy expense ..........................             201             213
Equipment expense ..............................             105             107
FDIC insurance .................................              20              86
Foreclosed asset expenses ......................             104             162
Other ..........................................             790             822
                                                      ----------      ----------
           Total Other Expenses ................           2,050           2,109
                                                      ----------      ----------



INCOME BEFORE PROVISION FOR INCOME TAXES .......             294           1,956

PROVISION FOR INCOME TAXES .....................               0               0
                                                      ----------      ----------
NET INCOME .....................................      $      294      $    1,956
                                                      ==========      ==========

EARNINGS PER SHARE - BASIC .....................      $     0.03      $     0.87
                                                      ==========      ==========

EARNINGS PER SHARE - DILUTED ...................      $     0.03      $     0.56
                                                      ==========      ==========

WEIGHTED AVERAGE COMMON SHARES AND
 COMMON SHARE EQUIVALENTS OUTSTANDING:
   Common ......................................       2,052,737       2,000,000
   Common Share Equivalents ....................       2,052,737       3,466,534

The accompanying notes are an integral part of the consolidated financial statements.

FIRST LEHIGH CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS

                                                       THREE MONTHS ENDED JUNE 30,
                                                      -----------------------------
                                                         1998              1997
                                                      -----------       -----------
                                                  (in thousands, except per share data)
                                                               (Unaudited)
INTEREST INCOME:
Interest and fees on loans .....................      $     1,373       $     1,523
Interest and dividends on investment securities:
 Taxable interest income .......................              377               436
 Dividends .....................................               46                37
Interest on overnight funds ....................               88                24
                                                      -----------       -----------
       Total Interest Income ...................            1,884             2,020
                                                      -----------       -----------

INTEREST EXPENSE:
Interest on deposits ...........................              893               886
Interest on other borrowed funds ...............                0                 9
Interest on long-term debt .....................               24                 5
                                                      -----------       -----------
       Total Interest Expense ..................              917               900
                                                      -----------       -----------
NET INTEREST INCOME ............................              967             1,120

PROVISION FOR LOAN LOSSES ......................               75                45
                                                      -----------       -----------

NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES ...............................              892             1,075
                                                      -----------       -----------

OTHER INCOME:
Service charges, fees and other income .........              151               124
Gain on sale of foreclosed assets, net .........                0                14
Rental income ..................................               47                 0
Trading securities (losses) gains, net .........              (69)              809
                                                      -----------       -----------
       Total Other Income ......................              129               947
                                                      -----------       -----------

OTHER EXPENSES:
Salaries and employee benefits .................              408               376
Net occupancy expense ..........................              105               106
Equipment expense ..............................               55                53
FDIC insurance .................................               10                43
Foreclosed asset expenses ......................               44                92
Other ..........................................              400               448
                                                      -----------       -----------
       Total Other Expenses ....................            1,022             1,118
                                                      -----------       -----------




(LOSS) INCOME BEFORE PROVISION
   FOR INCOME TAXES ............................               (1)              904

PROVISION FOR INCOME TAXES .....................                0                 0
                                                      -----------       -----------
NET (LOSS) INCOME ..............................      $        (1)      $       904
                                                      ===========       ===========

EARNINGS PER SHARE - BASIC .....................      $     (0.05)      $      0.40
                                                      ===========       ===========

EARNINGS PER SHARE - DILUTED ...................      $     (0.05)      $      0.26
                                                      ===========       ===========

WEIGHTED AVERAGE COMMON SHARES AND
 COMMON SHARE EQUIVALENTS OUTSTANDING:
   Common ......................................        2,052,737         2,000,000
   Common Share Equivalents ....................        2,052,737         3,466,900

The accompanying notes are an integral part of the consolidated financial statements.

FIRST LEHIGH CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                   SIX MONTHS ENDED JUNE 30,
                                                                   -------------------------
                                                                      1998          1997
                                                                     -------       -------
                                                                        (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:                                    (unaudited)
      Net income ..............................................      $   294       $ 1,956
      Adjustments to reconcile net income to net cash (used in)
        provided by operating activities:
      Provision for loan losses ...............................          150            90
      Depreciation ............................................          146            80
      Amortization and accretion ..............................           24             7
      Realized gain on investment securities, net .............            0           (17)
      Net increase in trading securities ......................       (2,254)         (424)
      Loss on sale of premises and equipment ..................            6             0
      Gain on sale of  foreclosed assets held for sale ........            0           (19)
      Gain on sale of real estate and other investments .......            0          (183)
      Change in:
        Other assets ..........................................           65          (544)
        Other liabilities .....................................          (21)         (179)
                                                                     -------       -------
     NET CASH (USED IN) PROVIDED BY
          OPERATING ACTIVITIES ................................       (1,590)          767
                                                                     -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Securities available-for-sale:
        Proceeds from maturities ..............................        3,766         1,626
        Purchase of securities ................................       (5,999)            0
      Net (increase) decrease in loans ........................        1,239        (3,282)
      Net increase in loans held for sale .....................         (210)            0
      Proceeds from sale of premises and equipment ............           13            27
      Capital expenditures for premises and equipment .........          (79)         (368)
      Proceeds from sales of foreclosed assets ................          378         1,155
      Capitalized expenditures for foreclosed assets ..........          (38)          (79)
      Proceeds from sales of real estate and other investments             0           174
      Proceeds from sales of other assets .....................           65            83
                                                                     -------       -------
     NET CASH USED IN
         INVESTING ACTIVITIES .................................         (865)         (664)
                                                                     -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase in deposits ................................        2,918         2,020
      Net decrease in other borrowed funds ....................            0        (1,150)
      Payment on long-term debt ...............................          (77)          (54)
      Dividend payments .......................................         (445)         (294)
                                                                     -------       -------
     NET CASH PROVIDED BY
       FINANCING ACTIVITIES ...................................        2,396           522
                                                                     -------       -------





NET INCREASE (DECREASE)
    IN CASH AND CASH EQUIVALENTS ..............................          (59)          625
CASH AND CASH EQUIVALENTS, BEGINNING ..........................        8,081         4,620
                                                                     -------       -------
CASH AND CASH EQUIVALENTS, ENDING .............................      $ 8,022       $ 5,245
                                                                     =======       =======
SUPPLEMENTARY DISCLOSURE:
      Cash paid for interest ..................................      $ 1,813       $ 1,793
      Cash paid for income taxes ..............................      $    22       $    47


SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:


     On June 23, 1998, the Company's Board of Directors declared a dividend on the outstanding shares of its Senior and Series A Preferred Stock for the stockholders of record at June 23, 1998. The Senior Preferred Stock second quarter 1998 dividend of $55,889 and Series A Preferred Stock second quarter 1998 dividend of $55,498, as well as two quarters of Series A Preferred Stock accumulated dividends of $110,995, have been included in other liabilities.


The accompanying notes are an integral part of the consolidated financial statements.

FIRST LEHIGH CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                THREE MONTHS ENDED JUNE 30,
                                                                ---------------------------
                                                                    1998         1997
                                                                  -------       -------
                                                                       (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:                                   (unaudited)
      Net (loss) income ....................................      $    (1)      $   904
      Adjustments to reconcile net income (loss) to net cash
        (used in) provided by operating activities:
       Provision for loan losses ...........................           75            45
       Depreciation ........................................           73            40
       Amortization and accretion ..........................           15             2
       Loss on sale of premises and equipment ..............            6             0
         Net increase in trading securities ................       (1,546)          (71)
       Gain on sale of  foreclosed assets held for sale ....            0            (7)
      Change in:
         Other assets ......................................           12          (305)
         Other liabilities .................................           38            (6)
                                                                  -------       -------
     NET CASH (USED IN) PROVIDED BY
          OPERATING ACTIVITIES .............................       (1,328)          602
                                                                  -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Securities available-for-sale:
        Proceeds from maturities ...........................          885         1,553
        Purchase of securities .............................       (1,500)            0
      Net increase in loans ................................         (406)       (3,339)
      Net increase in loans held for sale ..................         (210)            0
      Proceeds from sale of premises and equipment .........           13            27
      Capital expenditures for premises and equipment ......          (20)         (264)
      Proceeds from sales of foreclosed assets .............          123           946
      Capitalized expenditures for foreclosed assets .......           (7)          (55)
      Proceeds from sales of other assets ..................           10            68
                                                                  -------       -------
     NET CASH USED IN
         INVESTING ACTIVITIES ..............................       (1,112)       (1,064)
                                                                  -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase in deposits .............................          983         1,040
      Payment on long-term debt ............................          (39)          (27)
      Dividend payments ....................................         (222)         (294)
                                                                  -------       -------
     NET CASH PROVIDED BY
       FINANCING ACTIVITIES ................................          722           719
                                                                  -------       -------



NET INCREASE (DECREASE)
    IN CASH AND CASH EQUIVALENTS ...........................       (1,718)          257
CASH AND CASH EQUIVALENTS, BEGINNING .......................        9,740         4,988
                                                                  -------       -------
CASH AND CASH EQUIVALENTS, ENDING ..........................      $ 8,022       $ 5,245
                                                                  =======       =======
 SUPPLEMENTARY DISCLOSURE:
      Cash paid for interest ...............................      $   931       $   899
      Cash paid for income taxes ...........................      $     8       $    12


SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:


     On June 23, 1998, the Company's Board of Directors declared a dividend on the outstanding shares of its Senior and Series A Preferred Stock for the stockholders of record at June 23, 1998. The Senior Preferred Stock second quarter 1998 dividend of $55,889 and Series A Preferred Stock second quarter 1998 dividend of $55,498, as well as two quarters of Series A Preferred Stock accumulated dividends of $110,995, have been included in other liabilities.



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

     INVESTMENT SECURITIES

     Investments in debt and equity securities are classified in three categories, held-to-maturity securities, trading securities and available-for-sale securities. Classification in these categories requires, respectively, accounting for securities at amortized cost, accounting for securities at fair value with unrealized gains and losses included in earnings and accounting for securities at fair value with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' investment.

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

     ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio and other relevant factors.

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

     INCOME TAXES

     At June 30, 1998 the Company has available approximately $1.594 million of net operating losses based on its filed tax returns through December 31, 1997, which begin to expire 2007 if not utilized. No tax benefit related to the unused net operating loss carry forward has been recognized in these financial statements except for the reduction of the provision for income taxes due to the availability of the net operating losses.

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

     STATEMENT OF CASH FLOWS

     The Company transferred approximately $936,000 from loans to foreclosed assets held for sale during the six months ended June 30, 1998.

     LONG-TERM DEBT

     The Company has a term note due June 1999 with an outstanding balance of $108,000 at June 30, 1998. Principal payments of $9,100 plus interest, at the lenders commercial rate plus 0.6%, are due monthly. The note is secured by less than 10% of the shares of the Bank which are owned by the Company.

     The Company has a mortgage payable with Firstrust Bank of $1,028,000 at June 30, 1998. The mortgage is due in monthly payments, including interest at 8.25%, of $11,000 through February 2001 with the outstanding balance due in a balloon payment of approximately $890,000. The mortgage is secured by real estate with a carrying value of approximately $2,971,000.

     COMPREHENSIVE INCOME

     The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" effective for the first quarter of 1998. Comprehensive Income is defined as the change in an entity's equity during the period arising from transactions and other events from non-owner sources. Comprehensive Income for the quarter ending June 30, 1998 and 1997 is as follows:

                                                               June 30,
                                                              --------
                                                         1998           1997
                                                       -------        -------

Net income ......................................      $   294        $ 1,956
Unrealized available-for-sale
 securities appreciation (depreciation) .........          108            (90)
                                                       -------        -------
Comprehensive income ............................      $   402        $ 1,866
                                                       =======        =======

     REGULATORY MATTERS

     Regulatory Enforcement Actions to Which the Company and the Bank Are
     Subject

     The Company and the Bank are subject to and have consented to the following regulatory orders and agreements: (i) effective February 28, 1996, the Company and the Bank entered into an Administrative Order (the "Pennsylvania Order") with the Pennsylvania Department of Banking (the "Department"), which replaced an earlier order entered into in 1993; (ii) on April 29, 1996 the Bank entered into a Memorandum of Understanding (the "Memorandum of Understanding") with the FDIC, which has replaced two cease and desist orders dating from October 1987 and June 1992; and (iii) in January 1991, the Company consented to a written agreement (the "Federal Reserve Agreement") with the Federal Reserve Bank and the Department. Each of the above orders and agreements have been discussed in detail in its most recently filed Form 10-KSB for the year ended December 31, 1997. The Company believes that it and the Bank are in compliance with each of the above orders and agreements. The ratios and percentages required by the order and agreements at June 30, 1998 are as follows:

                                           Actual at     Required by the Order
                                         June 30, 1998      And Agreements
                                         -------------   ----------------------

Tier I Capital .........................      12.39%            6.5%
Non accrual to gross loans
  as noted in June 30, 1995
  examination report ...................       1.03%            2.0%
Classified assets at
  June 30, 1995 to 50% of
  Tier I capital and
  loan loss reserve ....................      18.59%           50.0%
Fully funded loan
 loss reserve ..........................        Yes             Yes
Dividend approvals
  obtained .............................        Yes             Yes

                            FIRST LEHIGH CORPORATION
                                   FORM 10-QSB

Part I   -  Financial Information (Cont'd)

Item 2.  -  Management's Discussion and Analysis or Plan of Operations:

     The consolidated financial review of the Company is intended to compare the performance of the Company for the periods ended June 30, 1998 and 1997. The review of the information presented should be read in conjunction with the consolidated financial statements and the accompanying notes.

     CURRENT EVENTS

     On July 28, 1998, First Lehigh Corporation had agreed to be acquired by Patriot Bank Corp. of Pottstown, PA. pursuant to the Consolidation Agreement between the two parties (the "Consolidation Agreement"). The management of the Company views this transaction as an excellent way of providing additional locations for the delivery of a broader array of products and services to the Bank's customers.

     Under the terms of the agreement to purchase the Company, Patriot will exchange 0.428 shares of its common stock for each outstanding share of the Company's common stock and senior preferred stock. The Company's Series A preferred stock will receive 0.342 of Patriot stock for each share held. The exchange ratio is expected to remain fixed of Patriot's stock price remains between $14.71 and $17.97 during 20-day pricing period described in the Consolidation Agreement. References made to Item 5 of this form 10-QSB report.

     COMPARISON OF SIX MONTHS ENDED JUNE 30, 1998 TO SIX MONTHS ENDED JUNE 30, 1997

     NET INCOME

     Net Income for the first six months of 1998 was $294,000 as compared to $1.956 million for the same period in 1997. Net interest income after the provision for loan losses declined $282,000, of which $197,000 was for interest and fees on loans resulting from a decrease in the average loan balance of $4.158 million during the period of 1998 as compared to 1997. The provision for loan losses increased $60,000 from $90,000 in 1997 to $150,000 in 1998 based on management's continued evaluation of the loan portfolio. Other income decreased $1.439 million in 1998 as compared to 1997 primarily due to lower trading securities gains of $1.342 million, lower gains from the sale of foreclosed assets of $26,000 during the six months ended June 30, 1998 and a nonrecurring sale of a real estate investment during the corresponding period of 1997 of $183,000.

     The profit performance for financial institutions is generally measured by the Return on Average Assets ("ROA") and the Return on Average Equity ("ROE"). On an annualized basis the Company's ROA was 0.53% in 1998 as compared to 3.53% in 1997. The ROE was 4.04% for the first half of 1998 as compared to 30.62% in 1997.

     NET INTEREST INCOME

     Net interest income is the difference between interest income and fees on earning assets and interest expense on deposits and borrowed funds. The principal components of earning assets are loans and investment securities. The primary sources used to fund these assets were deposits, borrowed funds and capital.

     During the first half of 1998, interest and fee income on loans declined $197,000, or 6.66%, mostly attributable to decrease in the average loan balance of $4.158 million, or 6.53%. During the first six months of 1998, approximately $4 million in larger loans were repaid, a significant portion of which were previously troubled credits. Also, the Bank had approximately $5.0 million of originations which were in process; $1 million in loans were settled but not funded while $4 million in loans were pending approval. The yield on loans decreased one basis point to 9.28% during the first half of 1998 as compared to the same period in 1997.

     Interest and dividend income on investment securities decreased $150,000, or 15.63%, in the first half of 1998 compared to the same period in 1997, mostly due to $2.207 million reduction in average balance of investment securities. The majority of this reduction in 1998 was an increase of $2.140 million of debt securities which were prematurely called by the issuers and the sale of $2.0 million of investment securities sold in order to fund the deposit sale of the Bank's Quakertown branch in October 1997. The Company continues to reinvest its available cash in accordance with its investment policies and purchased $5.999 million of debt securities in the first half of 1998 as compared to no activity for the same period in 1997. Mitigating the above decrease was an increase in the average balance of overnight funds of $4.886 million in 1998 resulting in an increase of interest earned of $131,000 as compared to the same period in 1997.

     Interest expense of deposits declined $16,000, or 0.91%, in the first six months of 1998 compared to the first six months of 1997. The average balance for deposits declined $2.291 million during the first half of 1998 as compared to the same period in 1997, primarily attributable to $6.82 million sale of deposits of the Bank's Quakertown branch to the Quakertown National Bank on October 30, 1997, and mitigated in part by a new super now deposit account of a regional nonprofit organization which maintained an average balance of $1.67 million for the first six months of 1998. The average balance on savings deposits declined $222,000; however, average cost increased 4 basis points attributable to special rates extended to the aforementioned deposit account. The average balance on time deposits decreased $2.069 million; however, there was an increase of 14 basis points which was consistent with regional trends on time deposits.

     For the first six months of 1998, as compared to the same period in 1997, the average yield on interest-earning assets declined 33 basis points, while the cost of interest-bearing liabilities increased 11 basis points, resulting in a net decrease in the interest rate spread of 44 basis points. The net yield on earning assets declined 39 basis points during the first half of 1998 compared to the first half of 1997. Of the $222,000 decline in net interest income in the first six months of 1998 as compared to the first half of 1997, a decline of $106,000 was attributable to reduced volume in average balances and a decline of $116,000 was due to interest rate changes.

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



                                                                       For the Six Months ended June 30,
                                                                                  (in thousands)
                                            ---------------------------------------------------------------------------
                                                           1998                                      1997
                                            ---------------------------------------------------------------------------
                                            Average                   Average        Average                   Average
                                            Balance      Interest    Yield/Rate      Balance       Interest   Yield/Rate
INTEREST-EARNING ASSETS:
Loans (1)                                   $59,561       $2,763         9.28%       $63,719        $2,960         9.29%
Investment securities                        28,902          810         5.61         31,109           960         6.17
Bank time deposits                               34            1         5.88              0             0         0.00
Overnight funds                               6,576          177         5.39          1,690            46         5.44
                                            -------       ------       ------        -------        ------       ------

Total interest-earning assets               $95,073       $3,751         7.89%       $96,518        $3,966         8.22%
                                            =======       ------       ------        =======        ------       ------
INTEREST-BEARING
  LIABILITIES:
Saving deposits                             $35,616       $  483         2.73%       $35,838        $  478         2.69%
Time deposits                                47,588        1,268         5.37         49,657         1,289         5.23
Other borrowed funds                              0            0         0.00            506            15         5.90
Long-term debt                                1,176           49         8.29            245            11         8.93
                                            -------       ------       ------        -------        ------       ------
Total interest-bearing liabilities          $84,380       $1,800         4.30%       $86,246        $1,793         4.19%
                                            =======       ------       ------        =======        ------       ------
NET INTEREST INCOME                                       $1,951                                    $2,173
                                                          ======                                    ======
INTEREST RATE SPREAD                                                     3.59%                                     4.03%
                                                                       ======                                    ======
NET INTEREST MARGIN
ON INTEREST- EARNING
ASSETS (2)                                                               4.11%                                     4.50%
                                                                       ======                                    ======
RATIO OF AVERAGE INTEREST-
 EARNING ASSETS TO
AVERAGE  INTEREST-BEARING
LIABILITIES                                                            112.67%                                   111.91%
                                                                       ======                                    ======

-------------------------
(1) For the purpose of these computations, nonaccrual loans are not included in the daily average loan amounts outstanding.

(2)  Net interest income divided by average interest-earning assets.

                                                                       For the Six Months ended June 30,
                                                                                  (in thousands)
                                            ---------------------------------------------------------------------------
                                                           1997                                      1996
                                            ---------------------------------------------------------------------------
                                            Average                   Average        Average                   Average
                                            Balance      Interest    Yield/Rate      Balance       Interest   Yield/Rate
INTEREST-EARNING ASSETS:
Loans (1)                                   $63,719       $2,960         9.29%       $57,029        $2,748         9.64%
Investment securities                        31,109          960         6.17         30,330           911         6.01
Overnight funds                               1,690           46         5.44          2,156            58         5.38
                                            -------       ------       ------        -------        ------       ------
Total interest-earning assets               $96,518       $3,966         8.22%       $89,515        $3,717         8.31%
                                            =======       ------       ------        =======        ------       ------
INTEREST-BEARING
  LIABILITIES:
Saving deposits                             $35,838       $  478         2.69%       $35,854        $  496         2.78%
Time deposits                                49,657        1,289         5.23         47,917         1,267         5.32
Other borrowed funds                            506           15         5.90            608            17         5.53
Long-term debt                                  245           11         8.93            354            16         8.94
                                            -------       ------       ------        -------        ------       ------
Total interest-bearing liabilities          $86,246       $1,793         4.19%       $84,733        $1,796         4.26%
                                            =======       ------       ------        =======        ------       ------
NET INTEREST INCOME                                       $2,173                                    $1,921
                                                          ======                                    ======
INTEREST RATE SPREAD                                                     4.03%                                     4.05%
                                                                       ======                                    ======
NET INTEREST MARGIN
ON INTEREST- EARNING
ASSETS (2)                                                               4.50%                                     4.29%
                                                                       ======                                    ======
RATIO OF AVERAGE INTEREST-
EARNING ASSETS TO
AVERAGE  INTEREST-BEARING
LIABILITIES                                                            111.91%                                   105.64%
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


                                                  For the Six Months Ended             For the Six Months Ended
                                                  June 30, 1998 vs. 1997               June 30, 1997 vs. 1996
                                                  Increase (Decrease) Due to           Increase (Decrease) Due to
                                                  --------------------------------------------------------------------
                                                  Volume        Rate        Total      Volume       Rate         Total
                                                  --------------------------------------------------------------------
                                                                             (in thousands)
INTEREST-EARNING ASSETS:
Loans                                             $ (237)      $   40     $(197)       $ 322        $ (110)      $ 212
Investment securities                                (71)         (79)     (150)          34            15          49
Bank time deposits                                     1            0         1            0             0           0
Overnight funds                                      134           (3)      131          (13)            1         (12)
                                                  -------      --------   -----        -----        ------       -----
Total interest-earning assets                     $ (173)      $  (42)    $(215)       $ 343        $  (94)      $ 249
                                                  -------      ------     -----        -----        ------       -----
INTEREST-BEARING LIABILITIES:
Savings deposits                                  $   (7)      $   12     $   5        $   2        $  (20)        (18)
Time deposits                                        (92)          71       (21)          63           (41)         22
Other borrowed funds                                  (8)          (7)      (15)          (5)            3          (2)
Long-term debt                                        40           (2)       38           (5)            0          (5)
                                                  -------      --------   -----        -----        ------       -----
Total interest-bearing liabilities                $  (67)      $   74     $   7        $  55        $  (58)      $  (3)
                                                  -------      ------     -----        -----        ------       -----
CHANGE IN NET INTEREST INCOME                     $ (106)      $ (116)    $(222)       $ 288        $  (36)      $ 252
                                                  ======       ======     =====        =====        ======       =====

     OTHER INCOME

     Total other income declined $1.439 million during the first half of 1998 as compared to the same period in 1997, mostly attributable to lower gains of $1.342 million recognized on its trading securities portfolio. The Company's trading security portfolio, consisting mainly of bank holding company equities, was $9.825 million at June 30, 1998. These trading securities are carried at fair value and include the unrealized gains on losses in the statement of operations. During the first half of 1998, the financial services sector has not continued the significant increases in its share prices as it had throughout 1997. Management will continue to closely monitor its investment portfolio to position the portfolio against future fluctuations in the stock market. A downturn in the overall market or financial services sector could result in future trading securities losses.

     Also contributing to the decrease were nonrecurring gains in 1997 on the sale of real estate investments of $183,000. In December 1997, the Company received the controlling interest of a real estate partnership and was required under generally accepted accounting principles to include all of the accounts within its consolidated totals as compared to the previously utilized equity method. Rental income received from this real estate partnership amounted to $92,000 during the first half of 1998.

     OTHER EXPENSES

     Other expenses decreased $59,000, or 2.80%, during the first half of 1998 as compared to the same period in 1997. Salaries and benefits increased $111,000, or 15.44%, in the first six months of 1998 as a result of the new branch opening during the second quarter 1997 and additional staffing in branch administration and the credit and collection departments. The Bank's FDIC insurance premiums declined $66,000, or 76.74%, the result of an improvement in the Bank's risk classification effective July 1, 1997. In addition, foreclosed asset expenses decreased $58,000, or 35.80% during the first six months of 1998 as compared to the same period in 1997 due to lower operating costs.

     PROVISION FOR LOAN LOSSES

     The allowance for loan losses was $1.819 million at June 30, 1998, compared to $1.586 million at December 31, 1997. The allowance equaled 2.93% of loans at June 30, 1998, as compared to 2.46% at December 31, 1997.

     The adequacy of the allowance for loan losses is measured monthly by an adequacy test. The adequacy test includes an evaluation of all loans which have been classified (other loans especially mentioned, substandard, doubtful, loss) by internal loan review, regulatory examination, monitoring of delinquency and other pertinent factors. Allocations are determined by an in depth review of each individual credit based on its potential future loss. The value of tangible collateral and/or guarantees is determined as well as the borrower's ability and willingness to repay. This value, as measured against the loan balance, is used in determining the allowance allocation for collateral-dependent loans. Additionally, the Bank considers the suggested guidelines of its regulatory agencies when completing the analysis of the institution's allowance for loan losses. The guidelines suggest the utilization of minimum percentages of 15%, 50%, and 100% for use in determining general allowances for loans classified as substandard, doubtful and loss, respectively. These requirements are a measurement only and do not constitute a specific allowance placed against any specifically identified loan. Total loans outstanding, net of substandard, doubtful and loss are given an estimated allowance requirement to absorb future losses. These loans are performing loans, well secured, or loans secured by cash, cash equivalents or marketable securities. Although it would appear that little or no allowance allocations would apply to these loans, allowances need to be made for the historical charge-offs and the human error element in the perfection of the Bank's interest and other issues unforeseen to management. Additionally, the Bank conducts an annual review of all credits in excess of $100,000 or more, which demonstrates any recent delinquency characteristics or other weaknesses, to assure the adequacy of the allowance and provision for loan losses.

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

     At June 30, 1998, based on management's evaluation as outlined above, the amount charged to operating expense for the provision for loan losses was $150,000 compared to $90,000 charged at June 30, 1997.

     The following table sets forth a reconciliation of the allowance for loan losses and illustrates the charge-offs and recoveries by major loan category for the period ended June 30, 1998 (in thousands):

        Beginning Balance, January 1, 1998 ...............      $ 1,586
                                                                -------
        Charge-offs:
           Commercial, financial and agricultural ........         --
           Real estate - construction ....................           27
           Real estate - mortgage.........................          130
           Installment loans to individuals ..............          216
                                                                -------
        Total charge-offs ................................          373
                                                                -------
        Recoveries:
           Commercial, financial and agricultural ........           23
           Real estate - construction ....................           99
           Real estate - mortgage ........................          289
           Installment loans to individuals ..............           45
                                                                -------
        Total recoveries .................................          456
                                                                -------
        Net charge-offs ..................................          (83)
                                                                -------
        Provision for loan losses ........................          150
                                                                -------
        Ending Balance, June 30, 1998 ....................      $ 1,819
                                                                =======

        Ratio of net recoveries to
           average loans outstanding .....................         0.13%

     FINANCIAL CONDITION

     At June 30, 1998, the Company's total assets were $111.50 million as compared to $108.72 million at December 31, 1997, representing an increase of $2.78 million, or 2.55%, which is mostly attributable to $2.92 million growth in its deposits since December 31, 1997.

     Loans

     Net loans decreased $2.458 million, or 3.91%, from $62.820 million at December 31, 1997 to $60.362 million at June 30, 1998. There were two key items which attributed to the change in the loan portfolio for the first six months of 1998. First, the Bank experienced payoffs of several large commercial loans in the first half of 1998 including approximately $4 million of previously identified problem loans. Second, mitigating the above decrease, at June 30, 1998, approximately $5 million of new loan originations were pending; $1 million were approved waiting for settlements, while $4 million were pending final review and approvals.

     Most categories of loans, as outlined below, declined at June 30, 1998 as compared to December 31, 1997, except for residential real estate loans which increased $2.724 million during the first half of 1998, mostly attributable to the purchase of $2 million of residential real estate loans in February 1998 and $2.1 million of home equity loan originations the result of a special promotion by the Bank in the second quarter of 1998. The change in the composition of loans at June 30, 1998 as compared to December 31, 1997 is as follows: Real estate construction loans declined $1.624 million, or 35.15%; Commercial real estate decreased $976,000, or 5.28%; Consumer loans declined $2.205 million or 16.25%; Commercial loans declined $144,000, or 4.22%; while Residential real estate loans increased $2.724 million, or 11.20%.

     The following table sets forth the maturity and repricing schedule of the loan portfolio at June 30, 1998 (in thousands):

                                                          After one          After
                                           Within          but within         five
                                           One year        five years         years         Total
                                           --------        ----------         -------       -------
Maturity Schedule:
      Commercial ......................    $ 1,342         $   998            $   608       $ 2,948
      Real estate-construction ........      1,536             687                773         2,996
      Real estate-mortgage ............      5,666          19,059             17,536        42,261
      Consumer, net ...................      1,283           8,660              1,334        11,277
      Nonaccrual loans ................       --              --                 --           2,699
                                           -------         -------            -------       -------
Total .................................    $ 9,827         $29,404            $20,251       $62,181
                                           =======         =======            =======       =======

Repricing Schedule (1):
      Fixed rate loans ................    $11,418         $27,556            $ 6,871       $45,845
      Floating rate loans .............     13,607              30               --          13,637
      Nonaccrual loans ................       --              --                 --           2,699
                                           -------         -------            -------       -------
Total .................................    $25,025         $27,586            $ 6,871       $62,181
                                           =======         =======            =======       =======

---------------
(1)  Data for repricing schedule by loan categories is not available.


     Investment Securities

     The primary objectives of the Company's investment strategy are to provide and maintain a level of liquidity, to generate a favorable return on investments without incurring undue interest rate and credit risk and to promote the Company's lending activities.

     The largest sector of the investment portfolio remains securities of U.S. Government agencies and corporations, which totaled $19.45 million (amortized costs) at June 30, 1998, or 80.30% of total investment securities. Included in the above are $2.078 million mortgage-backed products, mostly consisting of collateralized mortgage obligations ("CMO") and real estate mortgage investment conduits ("REMIC").

     The available-for-sale securities increased $2.32 million, or 12.94%, from $17.91 million at December 31, 1997 to $20.23 million at June 30, 1998. The Company, after evaluating its cash position, purchased $6.0 million of bonds throughout the first six months of 1998. The increase in the cash position was generated by operations, in particular an increase in deposits, as well as $3.48 million of bonds which were prematurely called by their issuers.

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

         Total deposits increased $2.918 million from $92.146 million at December 31, 1997 to $95.064 million at June 30, 1998, primarily the result of a new super now account received from a regional nonprofit organization. During the second quarter of 1998, the average balance maintained by this depositor amounted to $2.110 million. Management believes that this depositor will maintain an average balance of at least $1.5 million throughout the second half of 1998. At June 30, 1998, noninterest-bearing deposits decreased $715,000, while interest-bearing deposits increased $3.633 million as compared to December 31, 1997. As a percentage of total deposits, savings, club accounts and interest-bearing demand deposits represented 38.72% at June 30, 1998 as compared to 36.43% at December 31, 1997.

     The following table sets forth maturities of time deposits of $100,000 or more at June 30, 1998 and December 31, 1997.

                                              June 30,  December 31,
                                               1998        1997
                                              ------      ------
                                                (in thousands)
               Three months or less .......   $1,471      $2,124
               Over three months through
                   twelve months ..........    4,386       2,641
               Over one year through
                   five years .............    1,801       2,528
               Over five years ............        0           0
                                              ------      ------
                      TOTAL ...............   $7,658      $7,293
                                              ======      ======


     NONPERFORMING ASSETS

     Nonperforming assets include nonperforming loans and foreclosed assets held for sale. Nonperforming loans consist of impaired and other loans, with respect to which the principal, interest, or both, is 90 or more days past due, and loans that have been placed on nonaccrual. When loans are placed on nonaccrual status, income from the current period is reversed from current earnings and interest from prior periods is charged to the allowance for loan losses. Similarly, consumer loans are considered nonaccrual if the collateral is insufficient to recover the principal or are charged-off if deemed to be uncollectible. Foreclosed assets consist of assets acquired through foreclosure or real estate acquired by acceptance of a deed in lieu of foreclosure.

     The following table represents nonperforming assets of the Company at June 30, 1998 and December 31, 1997.

                                                          June 30,     December 31,
                                                            1998          1997
                                                           ------        ------
                                                              (in thousands)
Impaired loans .....................................       $2,699        $3,364
Other loans past due 90 days or more ...............          870           421
                                                           ------        ------
    Total nonperforming loans ......................        3,569         3,785

Foreclosed assets held for sale ....................        2,193         1,597
                                                           ------        ------
    Total nonperforming assets .....................       $5,762        $5,382
                                                           ======        ======

Nonperforming loans as a percentage
    of loans (net of unearned interest) ............         5.74%         5.88%

Nonperforming assets as a percentage of assets .....         5.17%         4.95%


     Impaired loans declined $665,000 at June 30, 1998 as compared to December 31, 1997. There were several key factors which impacted the impaired loan balance throughout the first six months of 1998. First, $1.264 million of loans were transferred to nonaccrual status. Second, $936,000, was transferred from impaired loans to foreclosed assets. Lastly, $519,000 was repaid by the borrowers, $342,000 has returned to accrual status and $132,000 was charged off to the provision. The transfer of impaired loans to foreclosed assets is expected to continue for several quarters as management actively pursues the litigation/foreclosure actions towards completion in anticipation of the ultimate disposal of these nonperforming assets. Real estate loans represent $2.285 million of the impaired loan total, while loans to consumer and commercial borrowers represent the balance of $90,000 and $324,000, respectively.

     Loans past due 90 days or more increased $449,000 from $421,000 at December 31, 1997 to $870,000 at June 30, 1998. All delinquent loans are reviewed by management on a weekly basis with regard to legal proceedings and collection efforts. Of the delinquent loans, 92.41% are secured by real estate, 5.40% are loans to commercial borrowers and a small fraction are loans to consumers.

     Foreclosed assets held for sale increased $596,000 from $1.597 million at December 31, 1997 to $2.193 million at June 30, 1998 primarily the result of the transfer of $936,000 from impaired loans.

     The following table sets forth the total of commercial and investment properties at June 30, 1998, all of which are currently in litigation and/or foreclosure.

         Commercial/Investment Properties:
         Impaired and over 90 days ............      $1,322,236
         Foreclosed assets held for sale ......         684,799
                                                     ----------
         Total ................................      $2,007,035
                                                     ==========

     The following table sets forth the total of residential properties to be foreclosed upon and liquidated at June 30, 1998, including properties currently owned that are listed for sale. All litigation and foreclosure proceedings in the nonaccrual and over 90-day category are being actively pursued.

         Residential:
         Impaired and over 90 days ............      $1,138,251
         Foreclosed assets held for sale ......       1,164,553
                                                     ----------
         Total ................................      $2,302,804
                                                     ==========

     The following table sets forth the total of land developments and building lots to be foreclosed upon and liquidated at June 30, 1998, including land developments and building lots currently owned and listed for sale. All litigation and foreclosure proceedings in the nonaccrual and over 90-day category are being actively pursued.

         Land Development/Building Lots:
         Impaired and over 90 days.............        $344,779
         Foreclosed assets held for sale.......         273,323
                                                       --------
         Total.................................        $618,102
                                                       ========

     The following table sets forth the total of loans in litigation that are not secured by real estate at June 30, 1998.

         Secured by Other Than Real Estate:
         Impaired and over 90 days.............        $485,468
                                                       ========

     The following table sets forth the total of assets that are listed as nonperforming, but which are under agreements that provide a yield at or in excess of current market rates at June 30, 1998.

         Performing/Nonperforming Assets:
         Impaired and over 90 days.............        $218,350
                                                       ========

     The following table sets forth the total of assets that are under agreement or are being paid off with the settlement dates to take place in the third quarter of 1998.

         Assets Under Agreement or Payoffs:
         Impaired & over 90 days...............         $60,000
         Foreclosed assets held for sale.......          70,525
                                                       --------
         Total.................................        $130,525
                                                       ========

     At June 30, 1998, there were no loans, other than those classified as nonperforming loans, where known information about borrowers' possible credit problems causes management to have serious doubts as to the borrowers' ability to comply with the current loan repayment terms.

     For 1998, management has established a goal to dispose of $4.0 million of gross classified and/or nonperforming assets. As of June 30, 1998, the gross reduction in classified and/or nonperforming assets was $583,000; however, during the first half ended June 30, 1998, $768,000 was added to classified and/or nonperforming assets, resulting in a net increase in classified and/or nonperforming assets of $185,000. Management continues to evaluate all available options to liquidate these assets and remains committed to moving toward its 1998 goal. Although, the net change during the first half of 1998 adversely affected management's goals for 1998, the Bank remains in compliance at June 30, 1998 with the regulatory requirements pertaining to classified assets as discussed in the "Regulatory Matters" in part I of this form 10-QSB, and committed to reach its goal for the balance of 1998.

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

     At June 30, 1998, the Company maintained $8.022 million in cash and cash equivalents in the form of cash and due from banks (after reserve requirements). In addition, the Company had $20.227 million in securities available-for-sale representing 18.14% of total assets at June 30, 1998.

     The Company considers its primary source of liquidity to be its core deposit base and continues to promote the acquisition of deposits through its branch offices. At June 30, 1998, approximately 78.39% of the Company's assets were funded by core deposits acquired within its market area. An additional 12.92% of the assets were funded by the Company's equity. These two components provide a substantial and stable source of funds.

     The Company paid cash dividends to the holders of the Senior Preferred Stock and Series A Preferred Stock during the first half of 1998 and 1997. There were no dividends paid to its common stockholders for the period in 1998 or 1997.


                                Date
Class of Stock                   Paid               Current           Arrears           Total
--------------                   ----               -------           -------           -----
June 30, 1998
-------------
Senior Preferred           February 4, 1998         $56,272              --           $ 56,272
Senior Preferred                May 5, 1998         $56,085              --           $ 56,085

Series A Preferred         February 4, 1998         $55,498          $110,995         $166,493
Series A Preferred              May 5, 1998         $55,498          $110,995         $166,493

June 30, 1997
-------------
Senior Preferred               May 12, 1997         $56,273          $237,542         $293,815
Series A Preferred               --                   --                 --               None

     In addition, on June 23, 1998, the Company's Board of Directors declared a dividend on both the Senior Preferred Stock and Series A Preferred Stock to holders of record on June 23, 1998. This declaration included an aggregate of $55,889 on its Senior Preferred Stock for the second quarter of 1998 and an aggregate of $166,493 on its Series A Preferred Stock, which represented the second quarter 1998 dividend of $55,498 and $110,995 for dividend in arrears. After payment of the $166,493, $721,471 remains in arrears on the Series A Preferred Stock as of June 30, 1998.

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

     For the six months ended June 30, 1998, cash and cash equivalents decreased $59,000 as compared to $625,000 increase for the same period in 1997. Changes in cash are measured by changes in three major classifications of cash flows known as operating, investing and financing activities.

     Cash flows from operating activities decreased $2.357 million during the six months ended June 30, 1998, mostly attributable to a decrease in net income of $1.662 million and increased net activity in trading securities of $1.830 million.

     Cash flows from investing activities declined $201,000 during the six months ended June 30, 1998 as compared to the same period in 1997. During the first six months of 1998, $5.999 million of securities were purchased to replace $3.766 million of debt instruments that were prematurely called by the issuers, an increase of $2.140 million over the same period in 1997. Also, net proceeds from sale of foreclosed assets decreased $784,000 during the first half of 1998 as compared to the same period in 1997 as management continues to evaluate all possibilities in liquidating the foreclosed asset portfolio. Finally, mitigating these decreases was an increase in proceeds received from loans as the Bank experienced several large loan repayments in the first half of 1998.

     Cash flows from financing activities increased $1.874 million during the first half of 1998, due to an increase in deposits of $898,000 primarily the result of a new account for a not-for-profit organization which has maintained an average balance of $1.666 million in 1998. Also in 1997, the Company repaid a repurchase agreement which was outstanding at December 31, 1996 in the amount of $1.150 million.

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

     At June 30, 1998 the Company has a negative interest sensitive GAP of $7.478 million, or 7.52% of total interest-earning assets which have been adjusted for the depreciation on securities available-for-sale. The effect of this GAP position provides a negative mismatch of assets and liabilities which exposes the Company to interest rate risk during a period of rising interest rates. A significant item contributing to the short-term negative gap is $17.07 million of interest-bearing demand and saving deposits which do not have contractual maturities and are not as rate sensitive as time deposits. However, the ability to reprice still exists, and, therefore, they have been included in the shortest repricing time frame.

     The following table sets forth the Company's interest sensitivity GAP position at June 30, 1998:



                                                                       June 30,
                                                                         1998
                                    ---------------------------------------------------------------------------------
                                                          6
                                                     Months
                                    6 Months           to 1         1 to 2         2 to 5        Over 5
                                     or less           Year          Years          Years         Years         Total
                                    ---------------------------------------------------------------------------------
                                                                     (in thousands)
                                    ---------------------------------------------------------------------------------
Interest-earning assets:
 Investment securities (1) .....    $ 16,553       $    688       $  1,124        $  1,756      $ 19,880     $ 40,001
 Loans (2) .....................      17,667          7,358          7,619          19,967         6,871       59,482
                                    --------       --------       --------        --------      --------     --------
  TOTAL ........................    $ 34,220       $  8,046       $  8,743        $ 21,723      $ 26,751     $ 99,483
                                    --------       --------       --------        --------      --------     --------
Interest-bearing
  liabilities:
 Demand-interest bearing .......    $ 15,838       $   --         $   --          $   --        $   --       $ 15,838
 Savings and clubs (3) .........       1,228            716          1,432           4,296        13,295       20,967
 Time ..........................      12,369         19,436         11,537           4,374          --         47,716
 Long-term debt ................         132             25             53             927          --          1,137
                                    --------       --------       --------        --------      --------     --------

  TOTAL ........................    $ 29,567       $ 20,177       $ 13,022        $  9,597      $ 13,295     $ 85,658
                                    --------       --------       --------        --------      --------     --------
GAP ............................    $  4,653       ($12,131)      ($ 4,279)       $ 12,126      $ 13,456     $ 13,825
                                    --------       --------       --------        --------      --------     --------
Cumulative GAP .................    $  4,653       ($ 7,478)      ($11,757)       $    369      $ 13,825     $ 13,825
                                    ========       ========       ========        ========      ========     ========

-------------

(1) Includes average pay downs based on the stress test for collateralized mortgage obligation securities, equity securities categorized as trading securities and $5.866 million investment in overnight funds.
(2) Includes estimated scheduled maturities of the fixed rate loans ignoring any potential rollover at maturity. Excludes nonaccrual loans of $2.699 million.
(3) Assumes that 7% of the savings deposits are repriceable each year based on the previous five years' historical activity.

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

     The following table sets forth the capital ratios of the Bank as of June 30, 1998 and 1997.

                                            Regulatory           June 30,
                                            Requirements     1998        1997
                                            ------------     ----        ----

Leverage ratio:
 Tier I (core capital) ratio.............      4.0% *        12.39%     11.73%
Risk-based capital ratios:
 Tier I capital/risk-weighted............      4.0%          18.14%     16.06%
 Tier I and Tier II capital/
          Risk-weighted assets...........      8.0%          19.40%     17.32%

--------------------

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

     Beginning in 1997, BIF assessments were used for the first time to help pay off the $780 million annual interest payments on $8 billion in "FICO" bonds issued in the 1980s as part of the federal government's savings and loan bailout. The law provides that BIF assessments must be set at a rate equal to one-fifth of the Savings Institution Insurance Fund ("SAIF") rates for 1997, 1998 and 1999. After 1999, all FDIC-insured institutions will pay the same risk-adjusted rates.

     The Bank estimates that its annual cost for BIF assessment will be less than $13,000 based on June 30, 1998 deposit levels and based on available rate information. However, the FDIC may increase the projected rates at anytime.

     COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1998
     TO THE THREE MONTHS ENDED JUNE 30, 1997

     ANALYSIS OF OPERATIONS

     For the second quarter of 1998, the Company recorded a net loss of $1,000 as compared to $904,000 net income for the same period in 1997, mostly as the result of decreased trading securities gains of $878,000. Interest and fee income earned on loans decreased $150,000 to $1.373 million in 1998 mostly due to a decrease in the average loan balance for 1998. The decrease of approximately $4 million was attributable to several large repayments of previously troubled credits. In addition, at June 30, 1998 there were $5.0 million of new loans which were pending approval and settlement. Other income declined $818,000 during the second quarter of 1998 as compared to the same period in 1997 as the result of aforementioned lower gains of $878,000 on its trading portfolio, offset in part by increased rental income of $47,000 and service charges and other income of $27,000. The trading securities gains decreased due to a slower advance of the stock market, in particular, the stocks of the financial institutions sector. Other expenses declined $96,000 during the second quarter of 1998 as compared to the second quarter of 1997, the result of decreased FDIC insurance premiums of $33,000, foreclosed asset expenses of $48,000 and other expenses of $48,000 mitigated by increased salaries and benefits of $32,000.

     For the second quarter 1998, net cash decreased $1.975 million as compared to the second quarter of 1997. During the second quarter of 1998, cash flows from operating activities decreased $1.930 million, attributable to increased trading securities activities of $1.475 million and decreased net income of $905,000 as compared to the same period in 1997. Cash flows from investing and financing activities were approximately the same for the second quarters of 1998 and 1997. In 1998, the Company purchased additional debt securities of $1.5 million to replace those prematurely called by the issuers. Also as explained above, loans decreased $2.933 million in 1998 as compared to 1997. The proceeds from the sale of foreclosed assets decreased $823,000 in 1998 as management continues to evaluate its options in disposing the nonperforming assets.

                            FIRST LEHIGH CORPORATION
                                   FORM 10-QSB

Part II  -  Other Information

Item  1. -  Legal Proceedings

     On June 23, 1995, the Federal Deposit Insurance Corporation (the "FDIC") issued a Notice of Intention to Prohibit from Further Participation and a Notice of Assessment of Civil Money Penalties, Findings of Fact and Conclusions of Law, Order to Pay and Notice of Hearing (collectively, the "Notices") against James
L. Leuthe, the former Chairman of the Board and Chief Executive Officer of the Company, and against Harold R. Marvin, Jr., formerly the President of the Company and of the Company's banking subsidiary, First Lehigh Bank (the "Bank"). Mr. Marvin resigned as President and as director of both the Company and the Bank in 1993. The FDIC and Mr. Marvin have reached and consummated a settlement in this matter. The settlement does not assess any monetary damages or penalties against Mr. Marvin and prohibits Mr. Marvin from participating in any manner in the conduct of the affairs of any financial institution or organization.

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

     On February 13, 1998, the administrative law judge of the FDIC issued a decision recommending the prohibition of Mr. Leuthe from future participation in the affairs of any federally insured financial institution and the assessment of a civil monetary penalty in the sum of $250,000 against Mr. Leuthe. On March 13, 1998, Mr. Leuthe filed exceptions to the recommended decision with a supporting Memorandum of Law and Request for Oral Argument. On June 26, 1998, the FDIC Board of Directors issued an Order and Decision prohibiting Mr. Leuthe from future participation in the affairs of any federally-insured financial institution, and assessing a civil monetary penalty in the amount of $250,000. That Order and Decision was served on Mr. Leuthe and his counsel on July 1, 1998. The provisions of the Order became effective July 26, 1998. Mr. Leuthe has timely filed an appeal to the District of Columbia Circuit Court of Appeals. Mr. Leuthe resigned as Chairman of the Board, Chief Executive Officer, Acting President and a director of the Company on July 27, 1998.

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

     The Company carries Director's and Officer's Liability Insurance coverage, and it initially submitted a claim for reimbursement of its expenses in connection with these proceedings. The Company's insurance carrier responded by disputing coverage, raising, among other things, the position that the insurance carrier's position, and in early 1998 instituted suit against the carrier in the Court of Common Pleas of Lehigh County, PA, to litigate the coverage issue. The pleadings in that case are closed, and discovery is proceeding. It is expected the case will come to trial sometime in spring or summer of 1999.

Item 5.  Other Information.

     On July 27, 1998, James L. Leuthe resigned as Chairman of the Board of Directors, Acting President and director of the Company. John H. McKeever was appointed as Chairman of the Board of Directors and Acting President of the Company. On August 5, 1998, the Board of Directors appointed Wilbur R. Roat as President and Chief Executive Officer of the Company and George M. Baltozer as Vice President of the Company.

     On July 28, 1998, the Company entered into an Agreement and Plan of Consolidation (the "Consolidation Agreement") with Patriot Bank Corp. ("Patriot") pursuant to which the Company and Patriot will consolidate (the "Consolidation") into a newly formed Pennsylvania business corporation to be named Patriot Bank Corp. In connection with the Consolidation agreement, the Bank and Patriot Bank entered into a Bank Plan of Merger, pursuant to which, upon consummation of the consolidation, the Bank will merge with and into Patriot Bank.

     For more complete information regarding the Consolidation Agreement and the transactions contemplated thereunder, reference is made to the Company's Form 8-K Current Report filed with the Securities and Exchange Commission on August 6, 1998, which is incorporated herein by reference.

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

        3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Form SB-2 Registration Statement No. 33-71712).

        10.1 Agreement and Plan of Consolidation dated as of July 28, 1998 between First Lehigh Corporation and Patriot Bank Corp. (Incorporated by reference to Exhibit 99.1 of the Company's Form 8-K Current Report filed on August 6,
                       1998).

     Exhibit No.               Description
     -----------               -----------

        10.2 Bank Plan of Merger dated as of July 28, 1998 between First Lehigh Bank and Patriot Bank Corp. (Incorporated by reference to Exhibit 99.2 of the Company's Form 8-K Current Report filed on August 6, 1998).

        10.3 Stock Option Agreement dated as of July 28, 1998 between First Lehigh Corporation and Patriot Bank Corp. (Incorporated by reference to Exhibit 99.3 to the Company's Form 8-K Current Report filed on August 6,
                               1998).

        10.4 Standstill Agreement dated as of July 27, 1998 between James L. Leuthe and Patriot Bank Corp. (Incorporated by reference to Exhibit 99.4 to the Company's Form 8-K Current Report filed on August 6, 1998).

        11.1                   Statement re: Computation of Per Share Earnings.

        27                     Financial Data Schedule.

               (b) Reports on Form 8-K.

               No reports on Form 8-K were filed during the quarter ended June 30, 1998. The Company filed a report on Form 8-K on August 6, 1998 to report under Item 5, (i) the resignation of James L. Leuthe as Chairman of the Board, Acting President and a director of the Company and (ii) the execution of the Consolidation Agreement with Patriot Bank Corp.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         FIRST LEHIGH CORPORATION

Date: August 13, 1998                    By: /s/Wilbur R. Roat
                                            ----------------------------------
                                         Wilbur R. Roat
                                         President and Chief Executive Officer




Date: August 13, 1998                    By: /s/Kashmira K. Lodaya
                                            ----------------------------------
                                         Kashmira K. Lodaya, Treasurer
                                         (principal financial and
                                         accounting officer)

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

      3.2

                 Bylaws of the Company (incorporated by
                 reference to Exhibit 3.2 to the Company's
                 Form SB-2 Registration Statement No.
                 33-71712).

     11.1        Statement re: Computation of Per Share                 40 - 41
                 Earnings.

     27          Financial Data Schedule.                               42 - 43