Form 10QSB
period 1998-09-30
FIRST LEHIGH CORP
filed 1998-11-13
CIK 707357

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1998

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

                                 Yes ___   No |X|

                            FIRST LEHIGH CORPORATION
                                   FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998


                                      INDEX

Part I - Financial Information                                      Page Number
------------------------------                                      -----------

Item 1.  Financial Statements:
         Consolidated Balance Sheet as of September 30, 1998
           and December 31, 1997...................................       3

         Consolidated Statements of Operations for the nine
           months ended September 30, 1998 and 1997................     4 - 5

         Consolidated Statements of Operations for the three
           months ended September 30, 1998 and 1997................     6 - 7

         Consolidated Statement of Cash Flows for the nine
           months ended September 30, 1998 and 1997................     8 - 9

         Consolidated Statement of Cash Flows for the three
           months ended September 30, 1998 and 1997................    10 - 11

         Notes to Consolidated Financial Statements................    12 - 15

Item 2.  Management's Discussion and Analysis or Plan
           of Operations...........................................    16 - 35

Part II - Other Information
---------------------------

Item 1.  Legal Proceedings.........................................    36 - 37

Item 6.  Exhibits and Reports on Form 8-K..........................      38

         Signatures................................................      39

FIRST LEHIGH CORPORATION
CONSOLIDATED BALANCE SHEET

                                                                           September 30,        December 31,
                                                                               1998                 1997
                                                                           ------------         -----------
                                                                                         (in thousands)
ASSETS                                                                      (Unaudited)
------
Cash and due from banks .............................................          $   8,940           $   7,470
Federal funds sold ..................................................              1,691                 611
                                                                               ---------           ---------
          Cash and cash equivalents .................................             10,631               8,081
Securities held-to-maturity (estimated fair
 value of $4,111 and $3,990, respectively) ..........................              4,077               4,085
Securities available-for-sale .......................................             20,826              17,908
Trading securities ..................................................              7,877               7,571
Loans ...............................................................             60,132              64,636
   Less:  unearned income ...........................................               (139)               (230)
          allowance for loan losses .................................             (1,861)             (1,586)
                                                                               ---------           ---------
              Net loans .............................................             58,132              62,820
Premises and equipment, net .........................................              4,209               4,365
Foreclosed assets held for sale, net ................................              1,994               1,597
Other assets ........................................................              2,259               2,292
                                                                               ---------           ---------
          Total Assets ..............................................          $ 110,005           $ 108,719
                                                                               =========           =========

LIABILITIES
-----------

Deposits:
   Noninterest-bearing ..............................................          $  10,683           $  11,258
   Interest-bearing .................................................             84,731              80,888
                                                                               ---------           ---------
          Total Deposits ............................................             95,414              92,146
Long-term debt ......................................................              1,098               1,214
Other liabilities ...................................................              1,460                 909
                                                                               ---------           ---------
          Total Liabilities .........................................             97,972              94,269
                                                                               ---------           ---------

SHAREHOLDERS' INVESTMENT
------------------------

Senior preferred stock, par value of $.01 per share,
 1,500,000 shares authorized, 894,223 and 900,363 shares
 issued and outstanding in 1998 and 1997, respectively ..............                  9                   9
Series A preferred stock, par value $.01 per share,
 1,000,000 shares authorized; 682,000 shares issued and
 outstanding (liquidation preference of $2,114) .....................                  7                   7
Common stock, par value $.01 per share, 10,000,000
 authorized; 2,056,140 and 2,000,000 shares issued
 and outstanding in 1998 and 1997, respectively .....................                 20                  20
Contributed capital in excess of par value ..........................              9,171               9,171
Retained earnings, including partners' equity from partnership
  included in consolidation .........................................              2,494               5,268
Net unrealized appreciation (depreciation) on securities
  available-for-sale ................................................                332                 (25)
                                                                               ---------           ---------
          Total Shareholders' Investment ............................             12,033              14,450
                                                                               ---------           ---------
          Total Liabilities and Shareholders' Investment ............          $ 110,005           $ 108,719
                                                                               =========           =========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

FIRST LEHIGH CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS

                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                       ---------------------------------
                                                                          1998                  1997
                                                                       -----------           -----------
                                                                      (in thousands, except per share data)
                                                                                  (Unaudited)
INTEREST INCOME:

Interest and fees on loans ..................................          $     4,104           $     4,442
Interest and dividends on investment securities:
 Taxable interest income ....................................                1,131                 1,281
 Dividends ..................................................                  129                   120
Interest on time deposits ...................................                    1                     0
Interest on overnight funds .................................                  263                   108
                                                                       -----------           -----------
          Total Interest Income .............................                5,628                 5,951
                                                                       -----------           -----------

INTEREST EXPENSE:
Interest on deposits ........................................                2,662                 2,701
Interest on other borrowed funds ............................                    0                    15
Interest on long-term debt ..................................                   72                    16
                                                                       -----------           -----------
          Total Interest Expense ............................                2,734                 2,732
                                                                       -----------           -----------
NET INTEREST INCOME .........................................                2,894                 3,219

PROVISION FOR LOAN LOSSES ...................................                  225                   603
                                                                       -----------           -----------

NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES ............................................                2,669                 2,616
                                                                       -----------           -----------

OTHER INCOME:
Service charges, fees and other income ......................                  412                   367
Gain on sale of foreclosed assets, net ......................                    7                    75
Gain on sale of real estate investment ......................                    0                   183
Rental income ...............................................                  137                     0
Realized gains on investment securities, net ................                    0                    17
Trading securities (losses) gains, net ......................               (1,610)                2,990
                                                                       -----------           -----------
          Total Other Income ................................               (1,054)                3,632
                                                                       -----------           -----------

OTHER EXPENSES:
Salaries and employee benefits ..............................                1,246                 1,142
Net occupancy expense .......................................                  303                   321
Equipment expense ...........................................                  155                   158
FDIC insurance ..............................................                   30                    96
Foreclosed asset expenses ...................................                  157                   482
Other .......................................................                1,219                 1,364
                                                                       -----------           -----------
          Total Other Expenses ..............................                3,110                 3,563
                                                                       -----------           -----------


(LOSS) INCOME BEFORE PROVISION
    FOR INCOME TAXES ........................................               (1,495)                2,685

PROVISION FOR INCOME TAXES ..................................                    0                     0
                                                                       -----------           -----------
NET (LOSS) INCOME ...........................................          $    (1,495)          $     2,685
                                                                       ===========           ===========

EARNINGS PER SHARE - BASIC ..................................          $     (0.89)          $      1.17
                                                                       ===========           ===========

EARNINGS PER SHARE - DILUTED ................................          $     (0.89)          $      0.77
                                                                       ===========           ===========

WEIGHTED AVERAGE COMMON SHARES AND
 COMMON SHARE EQUIVALENTS OUTSTANDING:
   Common ...................................................            2,053,907             2,000,000
   Common Share Equivalents .................................            3,523,217             3,466,893

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

FIRST LEHIGH CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS

                                                          THREE MONTHS ENDED SEPTEMBER 30,
                                                          --------------------------------
                                                             1998                  1997
                                                          -----------           -----------
                                                        (in thousands, except per share data)
                                                                    (Unaudited)
INTEREST INCOME:
Interest and fees on loans .....................          $     1,341           $     1,482
Interest and dividends on investment securities:
 Taxable interest income .......................                  398                   406
 Dividends .....................................                   52                    35
Interest on overnight funds ....................                   86                    62
                                                          -----------           -----------
          Total Interest Income ................                1,877                 1,985
                                                          -----------           -----------

INTEREST EXPENSE:
Interest on deposits ...........................                  911                   934
Interest on other borrowed funds ...............                    0                     0
Interest on long-term debt .....................                   23                     5
                                                          -----------           -----------
          Total Interest Expense ...............                  934                   939
                                                          -----------           -----------
NET INTEREST INCOME ............................                  943                 1,046

PROVISION FOR LOAN LOSSES ......................                   75                   513
                                                          -----------           -----------

NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES ...............................                  868                   533
                                                          -----------           -----------

OTHER INCOME:
Service charges, fees and other income .........                  131                   123
Gain on sale of foreclosed assets, net .........                    7                    49
Rental income ..................................                   45                     0
Trading securities (losses) gains, net .........               (1,780)                1,478
                                                          -----------           -----------
          Total Other Income ...................               (1,597)                1,650
                                                          -----------           -----------

OTHER EXPENSES:
Salaries and employee benefits .................                  416                   423
Net occupancy expense ..........................                  102                   108
Equipment expense ..............................                   50                    51
FDIC insurance .................................                   10                    10
Foreclosed asset expenses ......................                   53                   320
Other ..........................................                  429                   542
                                                          -----------           -----------
          Total Other Expenses .................                1,060                 1,454
                                                          -----------           -----------


(LOSS) INCOME BEFORE PROVISION
   FOR INCOME TAXES ............................               (1,789)                  729

PROVISION FOR INCOME TAXES .....................                    0                     0
                                                          -----------           -----------
NET (LOSS) INCOME ..............................          $    (1,789)          $       729
                                                          ===========           ===========

EARNINGS PER SHARE - BASIC .....................          $     (0.92)          $      0.31
                                                          ===========           ===========

EARNINGS PER SHARE - DILUTED ...................          $     (0.92)          $      0.21
                                                          ===========           ===========

WEIGHTED AVERAGE COMMON SHARES AND
 COMMON SHARE EQUIVALENTS OUTSTANDING:
   Common ......................................            2,056,140             2,000,000
   Common Share Equivalents ....................            3,519,737             3,466,893

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

FIRST LEHIGH CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                     -------------------------------
                                                                         1998               1997
                                                                       --------           --------
                                                                              (in thousands)
                                                                               (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net (loss) income ......................................          $ (1,495)          $  2,685
      Adjustments to reconcile net income (loss) to net cash
        (used in) provided by operating activities:
      Provision for loan losses ..............................               225                603
      Provision for foreclosed asset losses ..................                17                222
      Depreciation ...........................................               219                131
      Amortization and accretion .............................                41                 11
      Realized gain on investment securities, net ............                 0                (17)
      Net increase in trading securities .....................              (306)              (378)
      Gain on sale of premises and equipment .................               (12)                 0
      Loss (gain) on sale of  foreclosed assets held for sale                 21                (75)
      Gain on sale of real estate and other investments ......                 0               (183)
        Change in:
         Other assets ........................................               113               (364)
         Other liabilities ...................................               (60)              (165)
                                                                        --------           --------
     NET CASH (USED IN) PROVIDED BY
          OPERATING ACTIVITIES ...............................            (1,237)             2,470
                                                                        --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Securities available-for-sale:
        Proceeds from maturities .............................             6,653              1,710
        Purchase of securities ...............................            (9,247)                 0
      Net decrease (increase) in loans .......................             3,350             (3,476)
        Proceeds from sale of premises and equipment .........                37                 27
      Capital expenditures for premises and equipment ........               (88)              (369)
      Proceeds from sales of foreclosed assets ...............               558              2,120
      Capitalized expenditures for foreclosed assets .........               (57)               (81)
      Proceeds from sales of real estate and other investments                 0                174
      Proceeds from sales of other assets ....................                97                192
                                                                        --------           --------
     NET CASH PROVIDED BY
         INVESTING ACTIVITIES ................................             1,303                297
                                                                        --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase in deposits ...............................             3,268              2,365
      Net decrease in other borrowed funds ...................                 0             (1,200)
        Payment on long-term debt ............................              (116)               (82)
      Dividend payments ......................................              (668)              (516)
                                                                        --------           --------
     NET CASH PROVIDED BY
       FINANCING ACTIVITIES ..................................             2,484                567
                                                                        --------           --------


NET INCREASE
    IN CASH AND CASH EQUIVALENTS .............................             2,550              3,334
CASH AND CASH EQUIVALENTS, BEGINNING .........................             8,081              4,620
                                                                        --------           --------
CASH AND CASH EQUIVALENTS, ENDING ............................          $ 10,631           $  7,954
                                                                        ========           ========
SUPPLEMENTARY DISCLOSURE:
      Cash paid for interest .................................          $  2,739           $  2,729
      Cash paid for income taxes .............................          $     22           $     47


SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:


     On September 16, 1998, the Company's Board of Directors declared a dividend on the outstanding shares of its Senior and Series A Preferred Stock for the stockholders of record at September 16, 1998. The Senior Preferred Stock third quarter 1998 dividend of $55,889 and Series A Preferred Stock third quarter 1998 dividend of $55,498, as well as all previously accumulated dividends on the Series A Preferred Stock of $721,471, have been included in other liabilities.



                  The accompanying notes are an integral part
                   of the consolidated financial statements.

FIRST LEHIGH CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                     THREE MONTHS ENDED SEPTEMBER 30,
                                                                          1998               1997
                                                                        --------           --------
                                                                               (in thousands)
                                                                                 (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net (loss) income ......................................          $ (1,789)          $    729
      Adjustments to reconcile net (loss) income to net cash
        provided by operating activities:
       Provision for loan losses .............................                75                513
       Provision for foreclosed asset losses .................                17                222
       Depreciation ..........................................                73                 51
       Amortization and accretion ............................                17                  4
         Net decrease in trading securities ..................             1,948                 46
       Gain on sale of premises and equipment ................               (18)                 0
       Loss (gain) on sale of  foreclosed assets held for sale                21                (56)
      Change in:
         Other assets ........................................                48                180
         Other liabilities ...................................               (39)                14
                                                                        --------           --------
     NET CASH PROVIDED BY
          OPERATING ACTIVITIES ...............................               353              1,703
                                                                        --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Securities available-for-sale:
        Proceeds from maturities .............................             2,887                 84
        Purchase of securities ...............................            (3,248)                 0
      Net decrease (increase) in loans .......................             2,111               (194)
      Net decrease in loans held for sale ....................               210                  0
      Proceeds from sale of premises and equipment ...........                24                  0
      Capital expenditures for premises and equipment ........                (9)                (1)
      Proceeds from sales of foreclosed assets ...............               180                965
      Capitalized expenditures for foreclosed assets .........               (19)                (2)
      Proceeds from sales of other assets ....................                32                109
                                                                        --------           --------
     NET CASH PROVIDED BY
         INVESTING ACTIVITIES ................................             2,168                961
                                                                        --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase in deposits ...............................               350                345
      Net decrease in borrowed funds .........................                 0                (50)
      Payment on long-term debt ..............................               (39)               (28)
      Dividend payments ......................................              (223)              (222)
                                                                        --------           --------
     NET CASH PROVIDED BY
       FINANCING ACTIVITIES ..................................                88                 45
                                                                        --------           --------

NET INCREASE
    IN CASH AND CASH EQUIVALENTS .............................             2,609              2,709
CASH AND CASH EQUIVALENTS, BEGINNING .........................             8,022              5,245
                                                                        --------           --------
CASH AND CASH EQUIVALENTS, ENDING ............................          $ 10,631           $  7,954
                                                                        ========           ========
SUPPLEMENTARY DISCLOSURE:
      Cash paid for interest .................................          $    926           $    936


SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:

     On September 16, 1998, the Company's Board of Directors declared a dividend on the outstanding shares of its Senior and Series A Preferred Stock for the stockholders of record at September 16, 1998. The Senior Preferred Stock third quarter 1998 dividend of $55,889 and Series A Preferred Stock third quarter 1998 dividend of $55,498, as well as all previously accumulated dividends on the Series A Preferred Stock of $721,471, have been included in other liabilities.



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

     INCOME TAXES

     At September 30, 1998 the Company has available approximately $1.594 million of net operating losses based on its filed tax returns through December 31, 1997, which begin to expire 2007 if not utilized. No tax benefit related to the unused net operating loss carry forward has been recognized in these financial statements except for the reduction of the provision for income taxes due to the availability of the net operating losses.

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

     STATEMENT OF CASH FLOWS

     The Company transferred approximately $936,000 from loans to foreclosed assets held for sale during the nine months ended September 30, 1998.

     LONG-TERM DEBT

     The Company has a term note due June 1999 with an outstanding balance of $82,000 at September 30, 1998. Principal payments of $9,100 plus interest, at the lenders commercial rate plus 0.6%, are due monthly. The note is secured by less than 10% of the shares of the Bank which are owned by the Company.

     The Company has a mortgage payable with Firstrust Bank of $1,016,000 at September 30, 1998. The mortgage is due in monthly payments, including interest at 8.25%, of $11,000 through February 2001 with the outstanding balance due in a balloon payment of approximately $890,000. The mortgage is secured by real estate with a carrying value of approximately $2,947,000.

     COMPREHENSIVE INCOME

     The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" effective for the first quarter of 1998. Comprehensive Income is defined as the change in an entity's equity during the period arising from transactions and other events from non-owner sources. Comprehensive Income for the quarter ending September 30, 1998 and 1997 is as follows:

                                                        September 30,
                                                        -------------

                                                    1998              1997
                                                  --------          -------

Net (loss) income..........................        $(1,495)          $2,685
Unrealized available-for-sale
 securities appreciation...................            357              193
                                                  --------          -------
Comprehensive (loss) income................       $(1,138)           $2,878
                                                  ========          =======

     REGULATORY MATTERS

     Regulatory Enforcement Actions to Which the Company and the Bank Are
Subject

     The Company and the Bank are subject to and have consented to the following regulatory orders and agreements: (i) effective February 28, 1996, the Company and the Bank entered into an Administrative Order (the "Pennsylvania Order") with the Pennsylvania Department of Banking (the "Department"), which replaced an earlier order entered into in 1993; (ii) on April 29, 1996 the Bank entered into a Memorandum of Understanding (the "Memorandum of Understanding") with the FDIC, which has replaced two cease and desist orders dating from October 1987 and June 1992; and (iii) in January 1991, the Company consented to a written agreement (the "Federal Reserve Agreement") with the Federal Reserve Bank and the Department. Each of the above orders and agreements have been discussed in detail in its most recently filed Form 10-KSB for the year ended December 31, 1997. The Company believes that it and the Bank are in compliance with each of the above orders and agreements. The ratios and percentages required by the order and agreements at September 30, 1998 are as follows: Actual at Required by the Order September 30, 1998 And Agreements


                                    Actual at            Required by the Order
                                September 30, 1998          And Agreements
                                ------------------          --------------

Tier I Capital ............           10.15%                      6.5%
Non accrual to gross loans
  as noted in June 30, 1995
  examination report ......            0.92%                      2.0%
Classified assets at
  June 30, 1995 to 50% of
  Tier I capital and
  loan loss reserve .......           20.59%                     50.0%
Fully funded loan
 loss reserve .............            Yes                        Yes
Dividend approvals
  obtained ................            Yes                        Yes

                            FIRST LEHIGH CORPORATION
                                   FORM 10-QSB


Part I  -  Financial Information (Cont'd)

Item 2. -  Management's Discussion and Analysis or Plan of Operations:

     The consolidated financial review of the Company is intended to compare the performance of the Company for the periods ended September 30, 1998 and 1997. The review of the information presented should be read in conjunction with the consolidated financial statements and the accompanying notes.

     CURRENT EVENTS

     On July 28, 1998, the Company agreed to be acquired by Patriot Bank of Pottstown, PA. (The "Consolidation Agreement"). Management believes that this transaction will enable the Company, under the banner of Patriot Bank, to expand its sales and marketing efforts, allowing the Company to offer a broader area of products and services while maintaining the philosophy of a community bank. Also, the transactions will allow the Company to take advantage of Patriot's computer systems, marketing programs and product lines to better serve the existing customers of the Company but also attract new customers. The agreement is incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on August 6, 1998.

     In conjunction with the Consolidation Agreement, as well as management's overall plans, the Company has entered into an agreement during October 1998 to sell a significant portion of its nonperforming assets. Management has set a goal for 1998 to dispose of at least $4.0 million of nonperforming assets. The bulk sale included both nonperforming assets and performing loans consisting of the following:

         Performing loans........................   $4,527,000
         Impaired loans..........................    2,580,000
         Foreclosed assets.......................    1,434,000
         Loans - 90 days and over................      857,000
         Other assets............................      141,000
                                                    ----------
                                                    $9,539,000
                                                    ==========

     The Company will receive cash of approximately $6.30 million for the above assets resulting in an estimated loss of $2.805 million on this bulk sale after charging $440,000 to the allowance for loan losses. Management believes that this transition will improve the overall financial position of the Company since it eliminates the majority of its nonperforming assets.

     COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998 TO
     NINE MONTHS ENDED SEPTEMBER 30, 1997

     NET INCOME

     The Company incurred a net loss of $1.495 million for the first three quarters of 1998 as compared to $2.685 million of net income for the same period in 1997, a decrease of $4.18 million in net income. Almost the entire change was attributable to losses on its trading securities portfolio which consisted of equity securities of financial institutions. Management believes that during the third quarter of 1998, a significant downturn in the share prices of the financial services sector occurred primarily as a result of investors' worries about global economic crisis and U.S. Corporate earnings. Without the losses attributable to unrealized losses in its trading securities portfolio, the Company would have reflected net income of $115,000 for 1998 as compared to a net loss of $305,000 for 1997. The other significant changes in net income were as follows: a decrease of $325,000 in net interest income primarily as a result of lower interest and fees due to a decrease in the average loan balances; $325,000 in reduction in foreclosed assets expense due to lower operating costs and value write downs and a reduction of $378,000 in the provision for loan losses based on management's evaluation of the loan portfolio.

     NET INTEREST INCOME

     Net interest income is the difference between interest income and fees on earning assets and interest expense on deposits and borrowed funds. The principal components of earning assets are loans and investment securities. The primary sources used to fund these assets were deposits, borrowed funds and capital.

     During the nine months ended September 30, 1998, interest and fee income on loans declined $338,000, or 7.61%, compared to the nine month period ended September 30, 1997, mostly attributable to decrease in the average loan balance of $5.137 million, or 7.98%. During the first nine months of 1998, approximately $4 million in larger loans were repaid, a significant portion of which were previously troubled credits. Also, the Bank had approximately $3.0 million of originations which were in process; $1.35 million in loans were approved but not funded while $1.65 million loans were pending approval. The yield on loans increased 3 basis points to 9.23% during the first nine months of 1998 as compared to the same period in 1997.

     Interest and dividend income on investment securities decreased $141,000, or 10.06%, in the for the nine months ended September 30, 1998, compared to the same period in 1997. The average yield on the investment portfolio decreased 54 basis points from 6.12% in 1997 to 5.58% in 1998. In the first nine months of 1998 the Company had $6.653 million of higher yield debt securities prematurely called by its issuers. The Company replaced these debt securities with similar instruments, however, with annual yields at lower market rates. Also, the Company wrote off $32,000 of premium on these called debt securities, further adjusting downward its annual yield. Mitigating the above decrease was an increase in interest income of $155,000 on overnight funds attributable to increase in average balance of $3.835 million in 1998 as compared to the same period in 1997.

     Interest expense on deposits declined $39,000, or 1.44%, in the first nine months of 1998 compared to the same period in 1997. The average balance for deposits declined $2.726 million during the nine months ended September 30, 1998 as compared to the same period in 1997, primarily attributable to $6.82 million sale of deposits of the Bank's Quakertown branch to the Quakertown National Bank on October 30, 1997. This decrease was mitigated in part by a new super now deposit account of a regional nonprofit organization which maintained an average balance of $1.84 million for the first nine months of 1998. The average balance on savings deposits remained almost the same; however, average interest cost increased 7 basis points partly attributable to special rates extended to the aforementioned deposit account. The average balance on time deposits decreased $2.705 million; however, average interest cost increased 14 basis points which was in line with the regional trends on time deposits.

     For the first nine months of 1998, as compared to the same period in 1997, the average yield on interest-earning assets declined 31 basis points, while the cost of interest-bearing liabilities increased 11 basis points, resulting in a net decrease in the interest rate spread of 42 basis points. The net yield on earning assets declined 37 basis points during the first nine months of 1998 compared to the same period in 1997. In evaluating the $325,000 decrease in net interest income from $3.219 million in 1997 to $2.894 million in 1998, $213,000 resulted from a decrease in volume while the balance, $112,000, was due to interest rate changes.

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


                                       -------------------------------------------------------------------------------
                                                         For the Nine Months ended September 30,
                                                                      (in thousands)
                                       -------------------------------------------------------------------------------
                                                       1998                                     1997
                                       -------------------------------------------------------------------------------
                                       Average                     Average       Average                     Average
                                       Balance       Interest     Yield/Rate     Balance      Interest      Yield/Rate
                                       -------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
Loans (1)                               $59,272      $ 4,104         9.23%       $64,409       $ 4,442         9.20%
Investment securities                    30,122        1,260         5.58         30,504         1,401         6.12
Bank time deposits                           23            1         5.80              0             0         0.00
Overnight funds                           6,433          263         5.45          2,598           108         5.54
                                        -------      -------         ----        -------       -------         ----
Total interest-earning assets           $95,850      $ 5,628         7.83%       $97,511       $ 5,951         8.14%
                                        =======      -------         ----        =======       -------         ----
INTEREST-BEARING
  LIABILITIES:
Saving deposits                         $36,041      $   741         2.75%       $36,062       $   724         2.68%
Time deposits                            47,679        1,921         5.39         50,384         1,977         5.25
Other borrowed funds                          0            0         0.00            338            15         5.85
Long-term debt                            1,156           72         8.21            231            16         9.13
                                        -------      -------         ----        -------       -------         ----
Total interest-bearing liabilities      $84,876      $ 2,734         4.31%       $87,015       $ 2,732         4.20%
                                        =======      -------         ----        =======       -------         ----
NET INTEREST INCOME                                  $ 2,894                                   $ 3,219
                                                     =======                                   ======

INTEREST RATE SPREAD                                                 3.52%                                     3.94%
                                                                     ====                                      ====

NET INTEREST MARGIN
ON INTEREST- EARNING
ASSETS (2)                                                           4.03%                                     4.40%
                                                                     ====                                      ====
RATIO OF AVERAGE INTEREST-
 EARNING ASSETS TO
AVERAGE  INTEREST-BEARING
 LIABILITIES                                                       112.93%                                   112.06%
                                                                   ======                                    ======

-----------------

1) For the purpose of these computations, nonaccrual loans are not included in the daily average loan amounts outstanding.

(2)  Net interest income divided by average interest-earning assets.

                                       -------------------------------------------------------------------------------
                                                         For the Nine Months ended September 30,
                                                                      (in thousands)
                                       -------------------------------------------------------------------------------
                                                       1997                                     1996
                                       -------------------------------------------------------------------------------
                                       Average                     Average       Average                     Average
                                       Balance       Interest     Yield/Rate     Balance      Interest      Yield/Rate
                                       -------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
Loans (1)                               $64,409       $4,442         9.20%       $58,550        $4,216         9.60%
Investment securities                    30,504        1,401         6.12         31,124         1,404         6.01
Overnight funds                           2,598          108         5.54          1,955            78         5.33
                                        -------      -------         ----        -------       -------         ----
Total interest-earning assets           $97,511       $5,951         8.14%       $91,629        $5,698         8.29%
                                        =======      -------         ----        =======       -------         ----
INTEREST-BEARING
  LIABILITIES:
Saving deposits                         $36,062         $724         2.68%       $36,276        $  754         2.78%
Time deposits                            50,384        1,977         5.25         48,037         1,906         5.30
Other borrowed funds                        338           15         5.85            926            41         5.82
Long-term debt                              231           16         9.13            340            23         8.89
                                        -------      -------         ----        -------       -------         ----
Total interest-bearing liabilities      $87,015       $2,732         4.20%       $85,579        $2,724         4.25%
                                        =======      -------         ----        =======       -------         ----
NET INTEREST INCOME                                   $3,219                                    $2,974
                                                     =======                                   =======
INTEREST RATE SPREAD                                                 3.94%                                     4.04%
                                                                     ====                                      ====
NET INTEREST MARGIN
ON INTEREST-EARNING
ASSETS (2)                                                           4.40%                                     4.33%
                                                                     ====                                      ====
RATIO OF AVERAGE INTEREST-
  EARNING ASSETS TO AVERAGE
  INTEREST-BEARING LIABILITIES                                     112.06%                                   107.07%
                                                                   ======                                    ======

----------------------

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


                                        -----------------------------------------------------------------
                                        For the Nine Months Ended           For the Nine Months Ended
                                        September 30, 1998 vs.              September 30, 1997 vs.
                                        1997 Increase (Decrease)            1996 Increase (Decrease)
                                        Due to                              Due to
                                        -----------------------------------------------------------------
                                        Volume      Rate        Total       Volume      Rate        Total
                                        -----------------------------------------------------------------
                                                                (in thousands)
                                        -----------------------------------------------------------------
INTEREST-EARNING ASSETS:
Loans                                   $(401)      $  63       $(338)      $ 423       $(197)      $ 226
Investment securities                     (52)        (89)       (141)        (14)         11          (3)
Bank time deposits                          1           0           1           0           0           0
Overnight funds                           158          (3)        155          27           3          30
                                        -----       -----       -----       -----       -----       -----
Total interest-earning assets           $(294)      $ (29)      $(323)      $ 436       $(183)      $ 253
                                        -----       -----       -----       -----       -----       -----
INTEREST-BEARING LIABILITIES:
Savings deposits                        $  (6)      $  23       $  17       $  (6)      $ (24)        (30)
Time deposits                            (126)         70         (56)         96         (25)         71
Other borrowed funds                       (8)         (7)        (15)        (26)          0         (26)
Long-term debt                             59          (3)         56          (8)          1          (7)
                                        -----       -----       -----       -----       -----       -----
Total interest-bearing liabilities      $ (81)      $  83       $   2       $  56       $ (48)      $   8
                                        -----       -----       -----       -----       -----       -----
CHANGE IN NET
  INTEREST INCOME                       $(213)      $(112)      $(325)      $ 380       $(135)      $ 245
                                        =====       =====       =====       =====       =====       =====

     OTHER INCOME

     Total other income declined $4.686 million during the nine months ended September 30, 1998 compared to the same period in 1997, attributable to $1.61 million losses incurred on the trading securities portfolio during the first nine months of 1998 as compared to $2.99 million gain recognized on the securities trading portfolio during the same period in 1997. The trading securities are carried at fair value and include the unrealized gains or losses in the determination of income/(loss) from operations. Management believes that during the third quarter of 1998, a significant downturn in the share prices of the financial services sector occurred primarily as a result of investors' worries about global economic crisis and U.S. corporate earnings. During the first nine months of 1998, the Company recognized $368,000 in realized gains and $1.978 million in unrealized losses on its trading portfolio. Management will continue to closely monitor its investment portfolio to position the portfolio against future downturns or fluctuations in the stock market.

     In December 1997, the Company received the controlling interest of a real estate partnership and was required under generally accepted accounting principles to include all of the accounts within its consolidated totals as compared to the previously utilized equity method. Rental income received from this real estate partnership amounted to $137,000 for nine months ended September 30, 1998. Mitigating the increase was a decrease in nonrecurring gains in the same period of 1997 on the sale of real estate investments of $183,000 and a reduction of $68,000 in gains on the sales of foreclosed assets.

     OTHER EXPENSES

     Other expenses decreased $453,000, or 12.71%, during the first nine months of 1998 as compared to the same period in 1997. Salaries and benefits increased $104,000, or 9.11%, for the nine months ended September 30, 1998 as a result of the new branch opening during the second quarter 1997 and additional staffing in branch administration and the credit and collection departments. The Bank's FDIC insurance premiums declined $66,000, or 68.75%, the result of an improvement in the Bank's risk classification effective July 1, 1997. In addition, foreclosed asset expenses declined $325,000, or 67.43% for the nine months ended September 30, 1998 as compared to the same period in 1997 due to lower operating costs and fewer required write downs of property values. However mitigating these decreases, the Company incurred acquisition costs of $71,000 during the first nine months of 1998 attributable to the Consolidation Agreement as compared to none during the same period in 1997.

     PROVISION FOR LOAN LOSSES

     The allowance for loan losses was $1.861 million at September 30, 1998, compared to $1.586 million at December 31, 1997. The allowance equaled 3.10% of loans at September 30, 1998, as compared to 2.46% at December 31, 1997.

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

     For the nine months ended September 30, 1998, based on management's evaluation as outlined above, the amount charged to operating expense for the provision for loan losses was $225,000 compared to $603,000 at September 30, 1997.

     The following table sets forth a reconciliation of the allowance for loan losses and illustrates the charge-offs and recoveries by major loan category for the period ended September 30, 1998 (in thousands):

          Beginning Balance, January 1, 1998 ........          $ 1,586
                                                               -------
          Charge-offs:
             Commercial, financial and agricultural..             --
             Real estate - construction .............               27
             Real estate - mortgage .................              134
             Installment loans to individuals .......              257
                                                               -------
          Total charge-offs .........................              418
                                                               -------
          Recoveries:
             Commercial, financial and agricultural..               23
             Real estate - construction .............               99
             Real estate - mortgage .................              289
             Installment loans to individuals .......               57
                                                               -------
          Total recoveries ..........................              468
                                                               -------
          Net charge-offs ...........................              (50)
                                                               -------
          Provision for loan losses .................              225
                                                               -------
          Ending Balance, September 30, 1998 ........          $ 1,861
                                                               =======

          Ratio of net recoveries to
             average loans outstanding ..............             0.08%

     FINANCIAL CONDITION

     At September 30, 1998, the Company's total assets were $110.0 million as compared to $108.72 million at December 31, 1997, representing an increase of $1.286 million, or 1.18%, which is mostly attributable to $3.268 million growth in its deposits, offset in part by $1.806 million decline in shareholders investment resulting from trading losses recognized primarily during the third quarter of 1998 from recent stock market declines in the financial securities sector of the stock market.

     Loans

     Net loans decreased $4.688 million, or 7.46%, from $62.820 million at December 31, 1997 to $58.132 million at September 30, 1998. During the first half of 1998, the Bank experienced payoffs of several large commercial loans including $4 million of previously identified problem loans.

     Most categories of loans, as outlined below, declined at September 30, 1998 as compared to December 31, 1997, except for residential real estate loans which increased $2.924 million during the first nine months of 1998, mostly attributable to the purchase of $2 million of residential real estate loans in February 1998 and $2.1 million of home equity loan originations the result of a special promotion by the Bank in the second quarter of 1998. The change in the composition of loans at September 30, 1998 as compared to December 31, 1997 is as follows: Real estate construction loans declined $1.36 million, or 29.44%; Commercial real estate decreased $2.384 million, or 12.90%; Consumer loans declined $3.594 million or 26.48%; while Commercial loans increased $1,000, or 0.03%; and Residential real estate loans increased $2.924 million, or
12.03%.

     The following table sets forth the maturity and repricing schedule of the loan portfolio at September 30, 1998 (in thousands):

                                                      After one           After
                                        Within        but within          five
                                       One year       five years          years             Total
                                       --------       ----------          -----             -----
Maturity Schedule:
      Commercial .............          $ 1,581          $   796          $   716          $ 3,093
      Real estate-construction            1,830              605              825            3,260
      Real estate-mortgage ...            6,353           19,142           15,677           41,172
      Consumer, net ..........            1,328            8,051              509            9,888
      Nonaccrual loans .......             --               --               --              2,580
                                        -------          -------          -------          -------
Total ........................          $11,092          $28,594          $17,727          $59,993
                                        =======          =======          =======          =======

Repricing Schedule (1):
      Fixed rate loans .......          $11,388          $26,878          $ 6,627          $44,893
      Floating rate loans ....           12,435               85             --             12,520
      Nonaccrual loans .......             --               --               --              2,580
                                        -------          -------          -------          -------
Total ........................          $23,823          $26,963          $ 6,627          $59,993
                                        =======          =======          =======          =======

----------------

(1)  Data for repricing schedule by loan categories is not available.

     Investment Securities

     The primary objectives of the Company's investment strategy are to provide and maintain a level of liquidity, to generate a favorable return on investments without incurring undue interest rate and credit risk and to promote the Company's lending activities.

     The largest sector of the investment portfolio remains securities of U.S. Government agencies and corporations, which totaled $19.80 million (amortized costs) at September 30, 1998, or 80.60% of total investment securities. Included in the above are $1.946 million mortgage-backed products, mostly consisting of collateralized mortgage obligations ("CMO") and real estate mortgage investment conduits ("REMIC").

     The available-for-sale securities increased $2.918 million, or 16.29%, from $17.908 million at December 31, 1997 to $20.826 million at September 30, 1998. The Company continually evaluates its cash position throughout the year and based on its cash requirements invests excess funds into investments which meets these requirements and its investment policies. During 1998, the Company had bonds of $6.653 million prematurely called by its issuers resulting in excess cash on hand for the Company. Also, excess cash was generated by an increase in deposits of $3.268 million during the first nine months of 1998. Based on the above increase in cash flows, the Company purchased $9.247 million of debt securities during the three quarters ending September

30, 1998.

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

     Total deposits increased $3.268 million from $92.146 million at December 31, 1997 to $95.414 million at September 30, 1998, primarily the result of a new super now account received from a regional nonprofit organization. During the third quarter of 1998, the average balance maintained by this depositor amounted to $2.168 million. At September 30, 1998, noninterest-bearing deposits decreased $575,000, while interest-bearing deposits increased $3.843 million as compared to December 31, 1997. As a percentage of total deposits, savings, club accounts and interest-bearing demand deposits represented 38.55% at September 30, 1998 as compared to 36.43% at December 31, 1997.

     The following table sets forth maturities of time deposits of $100,000 or more at September 30, 1998 and December 31, 1997.

                                           September 30,   December 31,
                                               1998           1997
                                              ------          ------
                                                 (in thousands)
           Three months or less ....          $1,863          $2,124
           Over three months through
              twelve months ........           4,439           2,641
           Over one year through
              five years ...........           1,310           2,528
           Over five years .........               0               0
                                              ------          ------
                  TOTAL ............          $7,612          $7,293
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

     The following table represents nonperforming assets of the Company at September 30, 1998 and December 31, 1997.

                                                  September 30,     December 31,
                                                      1998             1997
                                                     ------           ------
                                                          (in thousands)
Impaired loans ...............................       $2,580           $3,364
Other loans past due 90 days or more .........        1,415              421
                                                     ------           ------
    Total nonperforming loans ................        3,995            3,785

Foreclosed assets held for sale ..............        1,994            1,597
                                                     ------           ------
    Total nonperforming assets ...............       $5,989           $5,382
                                                     ======           ======

Nonperforming loans as a percentage
    of loans (net of unearned interest) ......         6.66%            5.88%

Nonperforming assets as a percentage of assets         5.44%            4.95%


     Impaired loans declined $784,000 at September 30, 1998 as compared to December 31, 1997. The activity within the impaired loan category for the first three quarters of 1998 was $2.281 million of additional nonaccrual loans were added to impaired loans reduced by a return to accrual status of $1.444 million, transfer to foreclosed assets of $936,000, payoffs and pay downs of $550,000 and $136,000 was charged off against the allowance for loan losses. Real estate loans represent $2.166 million of the impaired loan total, while loans to consumer and commercial borrowers represent the balance of $90,000 and $324,000, respectively.

     Loans past due 90 days or more increased $994,000 from $421,000 at December 31, 1997 to $1.415 million at September 30, 1998. A portion of the increase in 1998, $439,000 was attributable to two matured loans which through September 30, 1998 have not been renewed. Three other loans amounting to $268,000 were identified as potential problems since the borrowers are experiencing financial difficulties. All delinquent loans are reviewed by management on a weekly basis with regard to legal proceedings and collection efforts. Of the delinquent loans, 93.99% are secured by real estate, 3.32% are loans to commercial borrowers and 2.69% are loans to consumers.

     Foreclosed assets held for sale increased $397,000 from $1.597 million at December 31, 1997 to $1.994 million at September 30, 1998, partially the result of the transfer of $936,000 from impaired loans, net of assets disposed of during the period.

     The following table sets forth the total of commercial and investment properties at September 30, 1998, all of which are currently in litigation and/or foreclosure.

             Commercial/Investment Properties:
             Impaired and over 90 days .........      $1,234,987
             Foreclosed assets held for sale ...         652,252
                                                      ----------
             Total .............................      $1,887,239
                                                      ==========

     The following table sets forth the total of residential properties to be foreclosed upon and liquidated at September 30, 1998, including properties currently owned that are listed for sale. All litigation and foreclosure proceedings in the nonaccrual and over 90-day category are being actively pursued.

             Residential:
             Impaired and over 90 days..........      $1,706,727
             Foreclosed assets held for sale....       1,060,989
                                                      -----------
             Total..............................      $2,767,716
                                                      ==========


     The following table sets forth the total of land developments and building lots to be foreclosed upon and liquidated at September 30, 1998, including land developments and building lots currently owned and listed for sale. All litigation and foreclosure proceedings in the nonaccrual and over 90-day category are being actively pursued.

             Land Development/Building Lots:
             Impaired and over 90 days..........      $322,955
             Foreclosed assets held for sale....       208,061
                                                      --------
             Total..............................      $531,016
                                                      ========

     The following table sets forth the total of loans in litigation that are not secured by real estate at September 30, 1998.

             Secured by Other Than Real Estate:
             Impaired and over 90 days..........      $453,644
                                                      ========

     The following table sets forth the total of assets that are listed as nonperforming, but which are under agreements that provide a yield at or in excess of current market rates at September 30, 1998.

             Performing/Nonperforming Assets:
             Impaired and over 90 days..........      $216,269
                                                      ========

     The following table sets forth the total of assets that are under agreement or are being paid off with the settlement dates to take place in the fourth quarter of 1998.

             Assets Under Agreement or Payoffs:
             Impaired & over 90 days............      $ 60,000
             Foreclosed assets held for sale....        72,778
                                                      --------
             Total..............................      $132,778
                                                      ========


     At September 30, 1998, there were no loans, other than those classified as nonperforming loans, where known information about borrowers' possible credit problems causes management to have serious doubts as to the borrowers' ability to comply with the current loan repayment terms.

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

     At September 30, 1998, the Company maintained $10.631 million in cash and cash equivalents in the form of cash and due from banks (after reserve requirements). In addition, the Company had $20.826 million in securities available-for-sale representing 18.93% of total assets at September 30, 1998.

     The Company considers its primary source of liquidity to be its core deposit base and continues to promote the acquisition of deposits through its branch offices. At September 30, 1998, approximately 79.82% of the Company's assets were funded by core deposits acquired within its market area. An additional 11.49% of the assets were funded by the Company's equity. These two components provide a substantial and stable source of funds.

     The Company paid the following cash dividends to the holders of the Senior Preferred Stock and Series A Preferred Stock during the first three quarters of 1998 and 1997.

                                    Date
Class of Stock                      Paid                Current           Arrears                 Total
--------------                   -----------           ---------        -----------             -----------

September 30, 1998
------------------
Senior Preferred                February 4, 1998         $56,272                --                 $56,272
Senior Preferred                     May 5, 1998         $56,085                --                 $56,085
Senior Preferred                 August 12, 1998         $55,889                --                 $55,889

Series A Preferred              February 4, 1998         $55,498            $110,995              $166,493
Series A Preferred                   May 5, 1998         $55,498            $110,995              $166,493
Series A Preferred               August 12, 1998         $55,498            $110,995              $166,493

September 30, 1997
------------------
Senior Preferred                    May 12, 1997         $56,273            $237,542              $293,815
Senior Preferred                 August 12, 1997         $56,272                --                 $56,272

Series A Preferred                    --                   --                   --                    None
Series A Preferred               August 12, 1997         $55,498            $110,995              $166,493

     In addition, on September 16, 1998, the Company's Board of Directors declared a dividend on both the Senior Preferred Stock and Series A Preferred Stock to holders of record on September 16, 1998. This declaration included an aggregate of $55,889 on its Senior Preferred Stock for the third quarter of 1998 and an aggregate of $166,493 on its Series A Preferred Stock, which represented the third quarter 1998 dividend of $55,498 and $721,471 for dividend in arrears. After payment of the $721,471, there remains no arrearges of dividends on the Series A Preferred Stock as of September 30, 1998.

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

     For the nine months ended September 30, 1998, cash and cash equivalents increased $2.550 million as compared to $3.334 million increase for the same period in 1997. Changes in cash are measured by changes in three major classifications of cash flows known as operating, investing and financing activities.

     Cash flows from operating activities decreased $3.707 million during the nine months ended September 30, 1998, attributable to a decrease in net income of $4.180 million as compared to the same period in 1997.

     Cash flows from investing activities increased $1.006 million during the nine months ended September 30, 1998 as compared to the same period in 1997. During the first nine months of 1998, loans decreased $3.35 million as compared to an increase of $3.476 million during the same period in 1997, resulting a net decrease of $6.826 million. Approximately $4.0 million of large loans were repaid in 1998 and not replaced. The excess cash, along with $6.653 million of debt securities which were prematurely called by its issuers were reinvested into similar investment instruments at market rates.

     Cash flows from financing activities increased $1.917 million during the first nine months of 1998, due to an increase in deposits of $903,000 primarily the result of a new account for a not-for-profit organization which has maintained an average balance of $1.837 million in 1998. Also in 1997, the Company repaid a repurchase agreement which was outstanding at December 31, 1996 in the amount of $1.20 million.

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

     At September 30, 1998 the Company has a negative interest sensitive GAP of $9.146 million, or 9.34% of total interest-earning assets which have been adjusted for the depreciation on securities available-for-sale. The effect of this GAP position provides a negative mismatch of assets and liabilities which exposes the Company to interest rate risk during a period of rising interest rates. A significant item contributing to the short-term negative gap is $16.948 million of interest-bearing demand and saving deposits which do not have contractual maturities and are not as rate sensitive as time deposits. However, the ability to reprice still exists, and, therefore, they have been included in the shortest repricing time frame.

     The following table sets forth the Company's interest sensitivity GAP position at September 30, 1998:


                                                                   September 30, 1998
                                ----------------------------------------------------------------------------------------
                                                 6 Months
                                 6 Months            to 1          1 to 2          2 to 5         Over 5
                                  or less            Year           Years           Years          Years          Total
                                ----------------------------------------------------------------------------------------
                                                                      (in thousands)
                                ----------------------------------------------------------------------------------------
Interest-earning assets:
 Investment securities (1)       $ 19,226        $    616        $  1,170        $  3,545       $ 15,985       $ 40,542
 Loans (2)                         16,689           7,134           7,077          19,886          6,627         57,413
                                 --------        --------        --------        --------       --------       --------
  TOTAL                          $ 35,915        $  7,750        $  8,247        $ 23,431       $ 22,612       $ 97,955
                                 --------        --------        --------        --------       --------       --------
Interest-bearing
  liabilities:
 Demand-interest bearing         $ 15,555        $   --          $   --          $   --         $   --         $ 15,555
 Savings and clubs (3)              1,393             719           1,439           4,316         13,361         21,228
 Time                              21,373          13,641           9,201           3,734           --           47,949
 Long-term debt                       105              25              53             914           --            1,097
                                 --------        --------        --------        --------       --------       --------

  TOTAL                          $ 38,426        $ 14,385        $ 10,693        $  8,964       $ 13,361       $ 85,829
                                 --------        --------        --------        --------       --------       --------
GAP                              ($ 2,511)       ($ 6,635)       ($ 2,446)       $ 14,467       $  9,251       $ 12,126
                                 --------        --------        --------        --------       --------       --------
Cumulative GAP                   ($ 2,511)       ($ 9,146)       ($11,592)       $  2,875       $ 12,126       $ 12,126
                                 ========        ========        ========        ========       ========       ========

(1) Includes average pay downs based on the stress test for collateralized mortgage obligation securities, equity securities categorized as trading securities and $7.779 million investment in overnight funds.

(2) Includes estimated scheduled maturities of the fixed rate loans ignoring any potential rollover at maturity. Excludes nonaccrual loans of $2.58 million.

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

     The following table sets forth the capital ratios of the Bank as of June 30, 1998 and 1997.

                                  Regulatory         September 30,
                                  Requirements     1998         1997
                                  ------------     ----         ----

Leverage ratio:
 Tier I (core capital) ratio          4.0%*       10.15%       12.05%
Risk-based capital ratios:
 Tier I capital/risk-weighted         4.0%        15.55%       16.99%
 Tier I and Tier II capital/
      Risk-weighted assets            8.0%        16.82%       18.25%


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

     The Bank estimates that its annual cost for BIF assessment will be less than $13,000 based on September 30, 1998 deposit levels and based on available rate information. However, the FDIC may increase the projected rates at anytime.

     "YEAR 2000" ISSUES

     During 1997, the Bank formed a Technology Task Team who will be primarily responsible for Year 2000 compliance for the Company. The team members completed the assessment phase and contacted all vendors which they believe would be affected by the millennium change with updates on a regular basis. The team members developed a Year 2000 plan which includes awareness, assessment, monitoring, testing and reporting. The plan included identifying critical and non-critical systems and follow-up procedures to insure all external and internal systems and vendors will be Year 2000 compliant. The Board of Directors have received a quarterly update on the progress of the Task Team. The Bank's computer application servicer has been dealing with the Year 2000 issue since May 1997 and is expecting to complete the host phase by November 1998. During the period of November 1998 to March 1999, the servicer will coordinate an end-to-end test which will allow the Bank to simulate daily processing on sensitive century dates such as Day 1, first Month-end, first Leap Day, etc. At a minimum, testing will involve bank/branch input to host, production cycles and feedback to the general ledger system, and other key interfaces to facilitate completion of the end-to-end test. Most of other computer related vendors are anticipating to be Year 2000 compliant during 1998. The Technology Task Team has inventoried all operating systems, hardware and software and concluded that the majority of personal computers are Year 2000 compatible. The Bank will replace those computers which are not Year 2000 compliant. Management has estimated an overall cost of $50,000 to $75,000 will be incurred for issues pertaining to the Year 2000.

     COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1998
     TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

     ANALYSIS OF OPERATIONS

     For the third quarter of 1998, the Company recorded a net loss of $1.789 million as compared to $729,000 net income for the same period in 1997, primarily as the result of trading securities losses of $1.78 million. Management believes that during the third quarter of 1998, a significant downturn in the share prices of the financial services sector occurred primarily as a result of investors' worries about global economic crisis and U.S. corporate earnings. The majority of the Company's equity security portfolio is within the financial services sector.

     Net interest income decreased $103,000, or 9.85%, during the third quarter of 1998 as compared to the third quarter of 1997. The majority of the decrease was due to lower interest and fees on loans due to a decrease in the average loan balances. The average yield remained static at approximately 9.23%. The provision for loan losses decreased $438,000 for the third quarter of 1998 as compared to 1997 since management provided additional allowance in 1997 for the indirect dealer portion of the installment loan portfolio. Other income declined $3.247 million in the third quarter of 1998 as compared to the third quarter of 1997, mostly the result of aforementioned securities losses which declined $3.258 million during the third quarter of 1998 when compared to the third quarter of 1997. Other expenses decreased $394,000 during the third quarter of 1998 as compared to the same period in 1997, mostly due to reduced foreclosed assets expenses of $267,000 due to lower operating costs and fewer writedowns of property values.

     For the third quarter of 1998, net cash decreased $100,000 as compared to the third quarter of 1997. During the third quarter of 1998, cash flows from operating activities declined $1.35 million as compared to the same period in 1997 attributable to decreased net income of $2.518 million. Cash flows provided by investing activities increased $1.207 million, mostly the result of a decrease in loans of $2.305 million, offset in part by decrease in proceeds from sale of foreclosed assets of $785,000.

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

     On February 13, 1998, the administrative law judge of the FDIC issued a decision recommending the prohibition of Mr. Leuthe from future participation in the affairs of any federally insured financial institution and the assessment of a civil monetary penalty in the sum of $250,000 against Mr. Leuthe. On March 13, 1998, Mr. Leuthe filed exceptions to the recommended decision with a supporting Memorandum of Law and Request for Oral Argument. On June 26, 1998, the FDIC Board of Directors issued an Order and Decision prohibiting Mr. Leuthe from future participation in the affairs of any federally-insured financial institution, and assessing a civil monetary penalty in the amount of $250,000. That Order and Decision was served on Mr. Leuthe and his counsel on July 1, 1998. The provisions of the Order became effective July 26, 1998. Mr. Leuthe has timely filed an appeal to the District of Columbia Circuit Court of Appeals. Mr. Leuthe resigned as Chairman of the Board, Chief Executive Officer, Acting President and a director of the Company on July 27, 1998. That appeal is presently pending, with the parties awaiting the issuance of a briefing schedule from the court.

     Under both the Company's and the Bank's Bylaws, the Company and the Bank are required to indemnify Mr. Leuthe in connection with the administrative proceedings brought against him by reason of the fact that he is or was an officer and director of the Bank. However, Mr. Leuthe is required to reimburse the Company and/or the Bank for all expenses incurred or advanced by the Company or the Bank in connection with such events if a court ultimately determines that the alleged actions or omissions of Mr. Leuthe constituted willful misconduct or recklessness. While it is difficult to determine the amount of indemnification in this case, the Company believes at this time that the amount will not materially adversely affect the Company's financial condition.

     The Company carries Director's and Officer's Liability Insurance coverage, and it initially submitted a claim for reimbursement of its expenses in connection with these proceedings. The Company's insurance carrier responded by disputing coverage, raising, among other things, the position that the insurance carrier's position, and in early 1998 instituted suit against the carrier in the Court of Common Pleas of Lehigh County, Pennsylvania, to litigate the coverage issue. The pleadings in that case are closed, and discovery is proceeding. It is expected the case will come to trial sometime in spring or summer of 1999.

Item 6. - Exhibits and Reports on Form 8-K.

                 (a) Exhibits.

         The following exhibits are filed with or incorporated by reference to this Form 10-QSB:

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

    11.1            Statement re: Computation of Per Share Earnings.

    27              Financial Data Schedule.

        (b) Reports on Form 8-K.

        The Company filed a report on Form 8-K on August 6, 1998 to report under Item 5, (i) the resignation of James L. Leuthe as Chairman of the Board, Acting President and a director of the Company and (ii) the execution of the Consolidation Agreement with Patriot Bank Corporation.

                                   SIGNATURES
                                   ----------


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   FIRST LEHIGH CORPORATION

Date:    November 13, 1998           By: /s/ Wilbur R. Roat
                                     ------------------------------
                                     Wilbur R. Roat
                                     President and Chief Executive Officer




Date:     November 13, 1998          By: /s/ Kashmira K. Lodaya
                                     ------------------------------
                                     Kashmira K. Lodaya, Treasurer
                                     (principal financial and
                                     accounting officer)

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

     11.1        Statement re: Computation of Per Share                 41 - 42
                 Earnings.

     27          Financial Data Schedule.                               43 - 44